Form 10-Q
period 2012-09-30
MarketKast, Inc
filed 2012-12-20
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-182856

Marketkast, Incorporated
(Exact name of registrant as specified in its charter)

Florida	45-4632256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2295 S. Hiawassee Rd., Suite 414, Orlando, FL	32835
(Address of principal executive offices)	(Zip Code)

(816) 520-6469
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 20, 2012, there were 20,126,500 outstanding shares of common stock of the registrant, with no par value.

MARKETKAST, INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKETKAST INCORPORATED
(a development stage company)
BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$113,628	$153,591
Prepaid expenses	-	2,500

Total Current Assets	113,628	156,091

TOTAL ASSETS	$113,628	$156,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,049	$2,000

Total Current Liabilities	2,049	2,000

LONG TERM LIABILITIES
Note payable	20,000	15,000

STOCKHOLDERS' EQUITY

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 20,126,500	166,500	166,500
Paid in capital	4,000	4,000
Deficit accumulated during the development stage	(78,921)	(31,409)

Total Stockholders' Equity	91,579	139,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,628	$156,091

The accompanying notes are an integral part of these financial statements.

MARKETKAST INCORPORATED
(a development stage company)
STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012, and
Inception (December 28, 2011) through September 30, 2012
(UNAUDITED)

	Three Months	Inception
	Ended	to
	September 30,	September 30,
	2012	2012

REVENUE	$2,939	$5,939

COST OF SALES	2,676	2,676

GROSS PROFIT	263	3,263

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	47,027	81,091

TOTAL OPERATING EXPENSES	47,027	81,091

OPERATING LOSS	(46,764)	(77,828)

INTEREST EXPENSE	748	1,093

LOSS BEFORE INCOME TAXES	(47,512)	(78,921)

INCOME TAXES	-	-

NET LOSS	$(47,512)	$(78,921)

Net Loss Per Common Share, basic & diluted	$(0.00)

Weighted Average Common Shares Outstanding, basic & diluted	20,126,500

The accompanying notes are an integral part of these financial statements.

MARKETKAST INCORPORATED
(a development stage company)
STATEMENT OF CASH FLOWS
Three Months Ended September 30, 2012, and
Inception (December 28, 2011) through September 30, 2012
(UNAUDITED)

	Three Months	Inception
	Ended	to
	September 30,	September 30,
	2012	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(49,963)	$(72,872)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable	5,000	20,000
Common shares issued for cash, net	-	166,500
Net cash provided by financing activities	5,000	186,500

Net (decrease) increase in cash	(44,963)	113,628
Cash - beginning balance	158,591	-

CASH ENDING BALANCE	$113,628	$113,628

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MARKETKAST INCORPORATED
(a development stage company)
NOTES TO  (UNAUDITED) FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MarketKast Incorporated (the “Company”), is a development stage company incorporated on December 28, 2011 under the laws of the State of Florida. The Company intends to function as a provider of online video production, distribution, syndication and marketing services for business owners.

We are a development stage company and to date, we have received no material revenues from our operations. Initial operations have included organization, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

The Company has adopted its fiscal year end to be June 30.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of June 30, 2012, and for the period from inception through June 30, 2012, including notes thereto.

NOTE 2 SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company and is still devoting substantially all of its efforts on establishing the business, and therefore its planned principal operations have not commenced. Losses accumulated since inception, have been considered part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Revenue is reported net of any provision for sales refunds and returns which will be estimated based on the Company’s historical experience or where it exists, a reserve percentage established by agreement. Where the Company has entered into a revenue sharing agreement with a third party, the Company will record its’ proportionate share of the revenue.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

All tax periods from inception remain open to examination by taxing authorities.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Recent Pronouncements

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $78,921 and has no significant revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its development strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 ACCRUED EXPENSES

Accounts payable and accrued expenses consist of payables and accruals from normal operations of the business.  As of September 30, 2012, the balance is $2,079.

NOTE 5     NOTE PAYABLE

During March 2012 and July 2012 the Company borrowed $20,000 pursuant to a note bearing interest at 10% per annum, payable interest only until March 1, 2015, when the principal balance is due.

NOTE 6 STOCKHOLDERS’ EQUITY

Common stock

Common Stock includes 100,000,000 shares authorized at no par value.

During December 2011 the Company issued 20,000,000 shares of common stock for cash at $0.0025 per share for a total value of $50,000 to its founders.

From March through June 2012, the Company issued 126,500 shares of common stock for cash at $1.00 per share or a value of $126,500. The Company incurred $10,000 in costs associated with the private offering which have been charged against the proceeds of the offering.

During the period ended June 30, 2012, affiliates contributed services with a fair value of $4,000 to the Company which has been charged to operations during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview

We function as a provider of online video production, syndication and marketing services for business owners. We assist business owners in using video to market their products and services on their business website, including the production or creation of video content, and the marketing and distribution of that video on the internet for purposes of driving viewership to the video for the client.

We have a menu of products and services ranging from a $99 basic video product up to a full professional video production and marketing package that would be sold for several thousand dollars. Our $99 basic video product does not involve any live production, rather it is a very simple short video that only includes still images and text or voice over. We produce and sell this video as an introduction service for clients that do not have video on their website, with the intention that we have the opportunity to offer the client additional products and services such as our video marketing services. Packages can be customized for customers depending on the type of content the customer wishes to create or publish on their website, and the nature and scope of the marketing services that we provide. Marketing services can include such things as video search engine optimization (VSEO), the creating of branded channels on video sharing sites like YouTube and Vimeo, and the syndication of the content to all video sharing sites and through social media.

We believe that the use of online video for business branding, marketing and awareness is becoming more commonplace as more business owners are seeing that online video is a powerful and effective medium for selling their products or driving awareness to their business. Many businesses cannot afford to access conventional broadcast media like television and radio, however online video is a less costly means of reaching potential new customers and driving business revenue, and more business owners are turning to online video as a means of marketing their business and products.

We believe that there has been a proliferation of online video player technologies and platforms in the past few years, and that has resulted in more businesses having video as an ingredient of their business website, and that number is continuing to grow. However, even though the ability to publish video on a website has become commonplace, we believe that the ability to use that video content to drive actual traffic and new customers to a business has not. Business owners do not want video solely for entertainment or vanity sake, they want to be able to marketing their business and drive customer awareness, and that is what we offer. We view the process from the standpoint of marketing first, with the actual creation and publishing of content being the secondary focus. We focus on the use of online video to drive new business for the customer, not on being a technology or production company.

In the period from inception (December 28, 2011) through September 30, 2012, we had $5,939 revenue and our net loss was $78,921. As of September 30, 2012, we had total current assets of $113,628 and total current liabilities of $2,049.

Plan of Operation

We are a development stage company. Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have signed a contract for outsourced sales with Veritas Consulting Group, as of May 29, 2012, and Veritas began offering our products for sale in July 2012.  We have performed sporadic video development and marketing services for some clients since inception, and that has resulted in some nominal revenue, however, we do not expect to begin realizing consistent revenue until 2013. Accordingly, our operations have been minimal.  As of December 2012, we have taken the following steps to become an operating company:

1.
We finished and launched our website www.marketkast.com, and created our e-commerce platform to facilitate online sales of our products and services. We also created and published a number of marketing and informational videos regarding our products and services.

2.
We engaged the services of Veritas Consulting Group as an outsourced sales organization and they began marketing our products and services for sale in July 2012. We have a revenue share agreement with Veritas pursuant to which they receive between 35% and 50% of gross sales proceeds from a sale depending upon who generates the sales lead.

3.
We created and launched a $99 video product in July 2012, and began marketing that product in August 2012. We began using pay per click to market this product during the second half of August 2012. We are marketing this product through Google, Bing and Yahoo by purchasing search keywords that we believe will attract potential customers for our $99 product. We began to experience sales of that product in September 2012. The cost of the pay per click marketing efforts is between $1,000 and $2,000 per month.  The $99 basic video is an entry-level video that involves no live production but instead uses text and still images in a short (30 to 60 seconds) video format. We also sell customized packages that are more comprehensive and expensive than the $99 video product.  These packages can range from several hundred dollars to several thousand dollars depending on the amount of customization in the production or editing of the video content, or whether there are any marketing services included.   We are currently fulfilling the sale of these products and services internally, and plan to fulfill the sales of these products and services internally until such time as we are not able to fulfill internally due to volume of sales, at which time we will begin to fulfill some of these products and services through outsourced fulfillment resources like Franshella Productions.

4.
We created our branded YouTube channels www.youtube.com/marketkast and www.youtube.com/newskast and published our own marketing and informational videos on those channels beginning in September 2012. We began to use our Video SEO (VSEO) process to drive traffic and viewership to that content, resulting in over 80,000 video views on our YouTube/MarketKast channel in the first 10 days following its launch, and over 90,000 views on our YouTube/NewsKast channel in the first 3 days following launch.

5.
We launched our NewsKast video press release product in July 2012, and we began marketing that product both online and through our outsourced sales company Veritas Consulting Group in July 2012. NewsKast is a follow on video news release service, meaning that we do not issue or distribute corporate news over conventional news wires, but rather we will take news that has been released through conventional means and further distribute that news in video form through the various video sharing sites, or through our own NewsKastVideo channel.  If the client has the news in video format, we may use the client’s content, or we may assist the client in creating a video about the news, such as through our $99 basic video, or a more customized video production. As of September 30, 2012 we have not experienced any sales of our NewsKast product or service. We plan to fulfill the sales of these products and services internally until such time as we are not able to fulfill internally due to volume of sales, at which time we will begin to fulfill some of these products and services through outsourced fulfillment resources like Franshella Productions.

6.
We launched our Performance Based Marketing System during the period ended September 30, 2012. This is a system that allows our clients to utilize our services on our performance or results only basis.  Within this system we have launched two primary products, our Pay Per Call and Pay Per View marketing plans. Under our Pay Per Call plan we assist our clients in setting up a branded video channel on either YouTube or Vimeo, and we use our marketing efforts and methodology to drive inbound telephone calls from potential customers for our client. We are then paid a fee based on the number, length and type of inbound call that we generate.  Our Pay Per View plan is similar to our Pay Per Call plan with the exception that we are paid a fee by our client each time that the video content we market is viewed.  Our Performance Based Marketing System was launched in October, 2012, and we are in the process of marketing the system to potential clients and customers.

During the next 12 months we intend, subject to availability of capital, to take the following additional steps to market our products and services:

1.
In the 1st calendar quarter of 2013 we intend to hire between 1 and 2 internal salespeople to sell our products and services to potential clients. We intend to generate sales leads for these internal salespeople through a variety of means such as e-mail and internet marketing..  The cost of hiring sales people is anticipated to be between $1,500 and $3,000 per month, per person, as a draw against commission.

2.
We will continue to work with Veritas and potentially other outsourced sales organizations to sell our products and services on a revenue share basis.  We do not anticipate any significant direct expense associated with such efforts, however we do expect to share revenue from such sales at the rate of between 35% and 50% of gross sales.

3.
We will continue to produce and publish our own marketing videos and will use our own internal marketing efforts to drive viewership to that video content with the intent of driving traffic to our website and the associated sales of our products and services. The cost associated with such production and marketing efforts is expected to be between $1,500 and $2,000 per month.

We have a current burn rate, as of December 2012, of approximately $15,000 to $18,000 per month. It includes $10,000 of office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses and miscellaneous expenses. The additional $5,000 to $8,000 per month are due to legal, accounting, printing, filing, transfer agent and other miscellaneous expenses associated with being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between August 2013 and December 2013.  For this reason, if we do not experience any income in the first half of 2013, we will need to raise additional capital of between $15,000 and $18,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $200,000 to $400,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $200,000 to $400,000 of financing will need to be raised between January 2013 and December 2013 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time, we could effectively implement our plan through the raising of between $50,000 and $100,000 per quarter in calendar 2013. However, there is no assurance that we will be able to raise any capital in the future.

We raised approximately $126,500 in gross proceeds in the private placement closed in June 2012.  In addition, our founders James Byrd, Jr. and Douglas Hackett purchased $25,000 of founders stock each, resulting in $50,000 of capital to our company. Finally, we raised $20,000 in a private loan borrowing from a lender.

We expect to finance our operations primarily through our existing cash, our operations and any future financing.  If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised. We believe that we could operate with our current cash on hand while satisfying any shortfall in cash flow with income that will be generated after the launch of our sales and marketing programs.  However, as stated above, to effectively implement our business plan, we will need to obtain additional financing in the future. In order to fully implement our business plan, we anticipate that we will need between $200,000 and $400,000 of additional financing during 2013, or $50,000 to $100,000 per quarter during calendar 2013. There can be no assurance that such financing will be available to us on terms that are acceptable to us, and if such financing is not available on acceptable terms our business could suffer or fail.

Results of Operations

We have conducted minimal operations during the three months ended September 30, 2012, and we have generated only nominal revenues during this period.  We had net losses of $47,512 for the three months ended September 30, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has had no material revenues since inception and will need to raise capital to further its operations.

During the three months ended September 30, 2012, we experienced general and administrative expenses of $47,027. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $113,628.  Our primary uses of cash were for marketing expenses, employee compensation, and working capital. The main sources of cash were from the proceeds from the sale of common stock to our founders, in a private placement and a note payable. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,
●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,
●	Development of new customers and market initiation, and

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the period ended September 30, 2012:
Cash flows used in operating activities	$(49,963)
Cash flows from investing activities	-
Cash flows from financing activities	5,000
Net decrease in cash and cash equivalents	$(44,963)

We have a current burn rate, as of December 2012, of approximately $15,000 to $18,000 per month. It includes $10,000 of office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses and miscellaneous expenses. The additional $5,000-8,000 are due to legal, accounting, printing, filing, transfer agent and other miscellaneous expenses associated with being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between August 2013 and December 2013.  For this reason, if we do not experience any income in the first half of 2013, we will need to raise additional capital of between $15,000 and $18,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $200,000 to $400,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $200,000 to $400,000 of financing will need to be raised between January 2013 and December 2013 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time, we could effectively implement our plan through the raising of between $50,000 and $100,000 per quarter in 2013. If we do not obtain such additional financing on terms that are acceptable to us our ability to fully implement our business plan will be impacted as a result and our business may suffer or fail.

There is no specific timing of when we would deploy the $200,000 to $400,000 of additional capital, rather we would begin deploying the additional capital as and when it is procured. Generally, we would implement the following efforts with the additional capital raised:

1.
Implement an advertising budget of between $15,000 to $30,000 per quarter, which would be spent on additional online marketing of our products and services, using PPC, CPA and VSEO marketing to attract more potential clients.

2.	Spend approximately $5,000 per quarter on attending online marketing industry trade shows and similar events.

3.
Spend approximately $4,500 to $9,000 per quarter to hire additional internal sales personnel, which would result in 1-2 additional sales people employed per quarter under a draw against commission employment structure.

4.	Hire an additional IT professional and an additional client relations manager at the approximate cost of approximately $18,000 per quarter ($9,000 each)

5.	Spend $7,500 to $18,000 per quarter on lead acquisition including acquisition or licensing of databases, lead generation and lead sharing arrangements with third parties.

6.	Spend $0 to $20,000 per quarter on new product development and test marketing.

None of the above listed activities have a particular time deadline associated with them, so that they can be implemented either in whole or in part if and when capital becomes available. Additionally, none of the listed items have minimum spending requirements, so that if we are only able to raise a portion of the capital we should still be able to implement some or all of the above referenced activities to some extent.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2012, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Emerging Growth Company

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic and annual reports.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  As an emerging growth company, we are eligible to delay the adoption of such standards until the earlier of the date that (i) we are no longer an “emerging growth company” or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards, provided in Section 7(a)(2)(B) of the Securities Act.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of new or revised accounting standards that apply to our financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

We will remain an emerging growth company from up to the last day of the fifth anniversary of your first registered sale of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We also qualify as a Smaller Reporting Company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from similar exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to similar exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that recently issued accounting pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of our business exposes us to the potential for legal proceedings related to labor and employment, personal injury, property damage, and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
†
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Marketkast, Incorporated

Date: December 20, 2012	By:	/s/ James S. Byrd, Jr.
James S. Byrd, Jr.
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 20, 2012	By:	/s/ Douglas S. Hackett
Douglas S. Hackett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)