Form 10-Q
period 2012-12-31
MarketKast, Inc
filed 2013-02-08
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012
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
Yes ☐ No ☒

As of February 6, 2013, there were 20,126,500 outstanding shares of common stock of the registrant, with no par value.

MARKETKAST, INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKETKAST INCORPORATED
(a development stage company)
BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$47,082	$153,591
Prepaid expenses	4,497	2,500

Total Current Assets	51,579	156,091

TOTAL ASSETS	$51,579	$156,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$6,338	$2,000

Total Current Liabilities	6,338	2,000

LONG TERM LIABILITIES
Note payable	25,000	15,000

STOCKHOLDERS' EQUITY

Common Stock - No Par Value; Authorized: 100,000,000 Issued and Outstanding: 20,126,500	166,500	166,500
Paid in capital	4,000	4,000
Deficit accumulated during the development stage	(150,259)	(31,409)

Total Stockholders' Equity	20,241	139,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,579	$156,091

The accompanying notes are an integral part of these financial statements.

MARKETKAST INCORPORATED
(a development stage company)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended December 31, 2012 and 2011, and
Inception (December 28, 2011) through December 31,, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012

REVENUE	$1,050	$-	$3,989	$-	$6,989

COST OF SALES	1,500	-	4,176	-	4,176

GROSS PROFIT	(450)	-	(187)	-	2,813

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	70,142	-	117,169	-	151,233

TOTAL OPERATING EXPENSES	70,142	-	117,169	-	151,233

OPERATING LOSS	(70,592)	-	(117,356)	-	(148,420)

INTEREST EXPENSE	746	-	1,494	-	1,839

LOSS BEFORE INCOME TAXES	(71,338)	-	(118,850)	-	(150,259)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(71,338)	$-	$(118,850)	$-	$(150,259)

Net Loss Per Common Share, basic & diluted	$(0.00)	$-	$(0.01)	$-

Weighted Average Common Shares Outstanding, basic & diluted	20,126,500	20,000,000	20,126,500	20,000,000

The accompanying notes are an integral part of these financial statements.

MARKETKAST INCORPORATED
(a development stage company)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2012 and 2011, and
Inception (December 28, 2011) through December 31, 2012
(Unaudited)

	Six Months	Six Months	Inception
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(111,509)	$-	$(144,418)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable	5,000	-	25,000
Common shares issued for cash, net	-	50,000	166,500
Net cash provided by financing activities	5,000	50,000	191,500

Net increase (decrease) in cash	(106,509)	50,000	47,082
Cash - beginning balance	153,591	-	-

CASH ENDING BALANCE	$47,082	$50,000	$47,082

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MARKETKAST INCORPORATED
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2012

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $150,259 and has no significant revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Accounts payable and accrued expenses consist of payables and accruals from normal operations of the business.  As of December 31, 2012, the balance is $6,338.

NOTE 5	NOTE PAYABLE

During March, July and October 2012 the Company borrowed $25,000 pursuant to a note bearing interest at 10% per annum, payable interest only until March 1, 2015, when the principal balance is due.

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

NOTE 7	SUBSEQUENT EVENT

Subsequent to December 31, 2012, the Company borrowed $70,000 from private lenders.

These borrowing bear interest at 10% per annum and are due in January 2017.

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

Overview

We function as a provider of online video production, syndication and marketing services for business owners. We assist business owners in using video to market their products and services, including the production or creation of video content, and the marketing and distribution of that video on the internet or mobile device, for purposes of driving viewership to the video for the client.

Our main business products are Pay Per View, Pay Per Call and TargetKast digital video marketing programs, and we promote our products under a concept of Performance Based Video Marketing, meaning that our core business offerings are results based (as opposed to fee based) marketing programs, where the client pays us based on the relative success of the marketing program. We do offer some paid services and we also offer paid production services for those clients that do not have video content, however, those products are not our main focus. Our marketing programs can include such things as video search engine optimization (VSEO), the creating of branded channels on video sharing sites like YouTube and Vimeo, and the syndication of the content to all video sharing sites and through social media. Our TargetKast product is a proprietary product that offers our clients the opportunity to “push" video content to a targeted group of potential viewers based on certain selection criteria established by the client.  Once the criteria is established by the client, their content is delivered to the group of targeted viewers derived from our database of over 40 million potential viewers.

We believe that the use of digital video for business branding, marketing and awareness is becoming more commonplace as more business owners are seeing that online video is a powerful and effective medium for selling their products or driving awareness to their business. Many businesses cannot afford to access conventional broadcast media like television and radio, however online video is a less costly means of reaching potential new customers and driving business revenue, and we believe that more business owners are turning to online video as a means of marketing their business and products.

We now offer MarketKast Pay Per View, MarketKast Pay Per Call and TargetKast to all of our current and new business clients.  We also offer our video press release service, NewsKast, to companies who desire to couple video content within their news and information releases.

In the period from inception (December 28, 2011) through December 31, 2012, we had $6,989 revenue and our net loss was $150,259. As of December 31, 2012, we had total current assets of $51,579 and total current liabilities of $6,338.

Plan of Operation

We are a development stage company. Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our initial suite of products including our Pay Per View, Pay Per Call, TargetKast and NewsKast products, however, we have experienced only nominal sales to date of such products. We are in the process of developing our sales and marketing initiatives for the sale of such products, however we do not expect to begin realizing consistent revenue until sometime in calendar 2013.  As of December 31, 2012, we have taken the following steps to become an operating company:

1.
We finished and launched our website www.marketkast.com, and created our e-commerce platform to facilitate online sales of our products and services. We also created and published a number of marketing and informational videos regarding our products and services.

2.
We created our branded YouTube channels www.youtube.com/marketkast and www.youtube.com/newskast and published our own marketing and informational videos on those channels beginning in September 2012. We began to use our Video Search Engine Optimization (VSEO) process to drive traffic and viewership to that content, resulting in over 80,000 video views on our YouTube/MarketKast channel in the first 10 days following its launch, and over 90,000 views on our YouTube/NewsKast channel in the first 3 days following launch, which we believe to be a successful market test of our VSEO process.

3.
We launched our NewsKast video press release product in July 2012, and we began marketing that product in July 2012. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.  If the client has the news in video format, we may use the client’s content, or we may assist the client in creating a video about the news. As of December 31, 2012 we have experienced only nominal sales of our NewsKast product.

4.
We developed and began the launch of our Performance Based Marketing System during the three month period ended December 31, 2012. This is a system that allows our clients to utilize our services on a performance or results only basis.  Within this system we have begun to launch three primary products, our Pay Per Call, Pay Per View and TargetKast products.  Through Pay Per Call we assist our clients in setting up a branded video channel on either YouTube or Vimeo, and we use our marketing efforts and methodology to drive inbound telephone calls from potential customers for our client. We are then paid a fee based on the number, length and type of inbound call that we generate.  Our Pay Per View product is similar to our Pay Per Call product with the exception that we are paid a fee by our client each time their video content is viewed.  Our TargetKast product involves us “pushing” video content on behalf of our clients to a targeted audience that is selected from our database of over 40 million potential viewers based on selection criteria determined by our clients, such as geographic, demographic or lifestyle traits. As stated, we began the launch of our Performance Based Marketing System during the three month period ending December 31, 2012, and we have achieved only nominal sales of these products as of December 31, 2012.

During the next 12 months we plan, subject to availability of capital, to take the following additional steps to market our products and services:

1.
In the 1st calendar quarter of 2013 we intend to hire between 1 and 3 salespeople to sell our products and services to potential clients. We will attempt to generate sales leads for these internal salespeople through a variety of means such as e-mail and internet marketing. The cost of hiring sales people is anticipated to be between $1,500 and $3,000 per month, per person, as a draw against commission.

2.
We will continue to produce and publish our own marketing videos and will use our own internal marketing efforts to drive viewership to that video content with the intent of acquiring new customers for our products and services. The cost associated with such production and marketing efforts is expected to be between $1,500 and $2,000 per month.

3.
We have begun development of our mobile application, which will allow our clients and users to purchase our products and launch and manage their video assets and marketing programs through their mobile device. We anticipate launching our mobile application sometime prior to June 30, 2013.

We have a current burn rate, as of December 31, 2012, of approximately $18,000 to $20,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between July 2013 and December 2013.  For this reason, if we do not experience any income in the first half of 2013, we will need to raise additional capital of between $18,000 and $20,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $400,000 to $800,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $400,000 to $800,000 of financing will need to be raised between January 2013 and December 2013 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could effectively implement our plan through the raising of between $100,000 and $200,000 per quarter in calendar 2013. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

We raised approximately $126,500 in gross proceeds in the private placement closed in June 2012.  In addition, our founders James Byrd, Jr. and Douglas Hackett purchased 10,000,000 shares of founders stock for $25,000 each, resulting in $50,000 of capital to our company. Finally, we raised $25,000 in a private loan borrowing from a lender from inception through December 31, 2012. For purposes of additional disclosure, we have raised an additional $70,000 in private loan borrowings from lenders between December 31, 2012 and February 1, 2013.

Results of Operations

We have conducted minimal operations during the three months and six months ended December 31, 2012, and we have generated only nominal revenues during those periods.  We had net losses of $71,338 for the three months ended December 31, 2012, and $118,850 for the six months ended December 31, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has had no material revenues since inception and will need to raise capital to further its operations.

During the three months ended December 31, 2012, we incurred general and administrative expenses of $70,142, and during the six months ended December 31, 2012 we incurred general and administrative expenses of $117,169. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. Approximately $20,000 to $25,000 of the expenses for the three months ended December 31, 2012 were non-recurring expenses attributable to the cost of going public.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $47,082.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. The main sources of cash were from the proceeds from the sale of common stock to our founders, in a private placement and a note payable. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,
●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,
●	Development of new customers and market initiation, and

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for six month period ended December 31, 2012:
Cash flows used in operating activities	$(111,509)
Cash flows from investing activities	-
Cash flows from financing activities	5,000
Net decrease in cash and cash equivalents	$(106,509)

We have a current burn rate of approximately $18,000 to $20,000 per month, which includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, plus legal, accounting, printing, filing, transfer agent and other miscellaneous expenses associated with being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between July 2013 and December 2013.  For this reason, if we do not experience any income in the first half of 2013, we will need to raise additional capital of between $18,000 and $20,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $400,000 to $800,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $400,000 to $800,000 of financing will need to be raised between January 2013 and December 2013 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time, we could effectively implement our plan through the raising of between $100,000 and $200,000 per quarter in 2013. If we do not obtain such additional financing on terms that are acceptable to us our ability to fully implement our business plan will be impacted as a result and our business may suffer or fail.

There is no specific timing of when we would deploy the $400,000 to $800,000 of additional capital, rather we would begin deploying the additional capital as and when it is procured. Generally, we would implement the following efforts with the additional capital raised:

1.
Implement an advertising budget of between $15,000 to $30,000 per quarter, which would be spent on additional online marketing of our products and services, using PPC, CPA and VSEO marketing to attract more potential clients.

2.	Spend approximately $5,000 per quarter on attending online marketing industry trade shows and similar events.

3.
Spend approximately $12,000 to $18,000 per quarter to hire additional internal sales personnel, which would result in 2-3 additional sales people employed per quarter under a draw against commission employment structure.

4.	Hire an additional IT professional and an additional client relations manager at the approximate cost of approximately $18,000 per quarter ($9,000 each)

5.	Spend $7,500 to $18,000 per quarter on lead acquisition including acquisition or licensing of databases, lead generation and lead sharing arrangements with third parties.

6.	Spend $0 to $60,000 per quarter on new product development and test marketing.

7.
Spend $73,000 on development of our mobile application between January and July 2013, and we have signed a contract and made an initial payment to a third party vendor to develop our mobile app, and have made a deposit in the amount of $24,000 for such development (subsequent to December 31, 2012)

With the exception of item 7 above, none of the above listed activities have a particular time deadline associated with them, so that they can be implemented either in whole or in part if and when capital becomes available. Additionally, with the exception of item 7 above, none of the listed items have minimum spending requirements, so that if we are only able to raise a portion of the capital we should still be able to implement some or all of the above referenced activities to some extent.

Going Concern

Our financial statements have been prepared on a going concern basis. As of December 31, 2012, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations we have a small number of employees, which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

MarketKast, Incorporated

Date: February 8, 2013	By:	/s/ James S. Byrd, Jr.
James S. Byrd, Jr.
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 8, 2013	By:	/s/ Douglas S. Hackett
Douglas S. Hackett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)