Form 10-Q
period 2013-03-31
Engage Mobility, Inc
filed 2013-05-15
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-182856

Engage Mobility, Inc.
(Exact name of registrant as specified in its charter)

Florida	45-4632256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2295 S. Hiawassee Rd., Suite 414 Orlando, FL	32835
(Address of principal executive offices)	(Zip Code)

(407) 329-7404
(Registrant’s telephone number, including area code)

MarketKast, Inc.
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
Yes o No ☒

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
Yes ☐ No ☒

As of May 13, 2013, there were 20,126,500 shares of common stock of the registrant, with no par value, issued and outstanding.

ENGAGE MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGAGE MOBILITY, INC.
(a development stage company)
BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$88,358	$153,591
Prepaid expenses and other current assets	5,016	2,500

Total Current Assets	93,374	156,091

Intangible asset deposit	24,000	-

Other assets	1,287	-

TOTAL ASSETS	$118,661	$156,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$20,500	$2,000

Total Current Liabilities	20,500	2,000

LONG TERM LIABILITIES
Notes payable	180,000	15,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 20,126,500	166,500	166,500
Paid in capital	4,000	4,000
Deficit accumulated during the development stage	(252,339)	(31,409)

Total Stockholders' Equity (Deficit)	(81,839)	139,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$118,661	$156,091

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended March 31, 2013 and 2012, and
Inception (December 28, 2011) through March 31, 2013
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

REVENUE	$6,245	$-	$10,234	$-	$13,234

COST OF SALES	5,000	-	9,176	-	9,176

GROSS PROFIT	1,245	-	1,058	-	4,058

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	99,570	4,958	216,739	4,958	250,803

TOTAL OPERATING EXPENSES	99,570	4,958	216,739	4,958	250,803

OPERATING LOSS	(98,325)	(4,958)	(215,681)	(4,958)	(246,745)

INTEREST EXPENSE	3,755	-	5,249	-	5,594

LOSS BEFORE INCOME TAXES	(102,080)	(4,958)	(220,930)	(4,958)	(252,339)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(102,080)	$(4,958)	$(220,930)	$(4,958)	$(252,339)

Net Loss Per Common Share, basic & diluted	$(0.01)	$-	$(0.01)	$-

Weighted Average Common Shares Outstanding, basic & diluted	20,126,500	20,040,000	20,126,500	20,004,444

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2013 and 2012, and
Inception (December 28, 2011) through March 31, 2013
(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	to
	March 31,	March 31,	March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(206,233)	$(16,532)	$(234,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	(24,000)	-	(24,000)
Net cash (used in) investing activities	(24,000)	-	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	165,000	15,000	180,000
Common shares issued for cash	-	90,000	166,500
Net cash provided by financing activities	165,000	105,000	346,500

Net increase (decrease) in cash	(65,233)	88,468	88,358
Cash - beginning balance	153,591	-	-

CASH ENDING BALANCE	$88,358	$88,468	$88,358

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MarketKast Incorporated (the “Company”), is a development stage company incorporated on December 28, 2011, under the laws of the State of Florida. The Company changed its name to Engage Mobility, Inc. during April 2013. The Company intends to function as a provider of online video production, distribution, syndication and marketing services for business owners.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

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

Intangible Assets and Long Lived Assets

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $252,339 and has no significant revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Accounts payable and accrued expenses consist of payables and accruals from normal operations of the business.  As of March 31, 2013, the balance is $20,500.

NOTE 5	NOTES PAYABLE

During the period from March 2012 through March 2013, the Company borrowed an aggregate of $95,000 from an individual bearing interest at 10% per annum, payable interest only until March 1, 2015, when the principal balance is due.

During the period from January 2013 through March 2013, the Company borrowed an aggregate of $85,000 from several individuals bearing interest at 10% per annum, payable interest only for 48 months when the principal balance is due.

NOTE 6	STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 7	COMMITMENTS

During January 2013 the Company entered into a licensing and development agreement with a third party to develop and integrate a mobile communication platform for a fee aggregating $73,000 of which $24,000 was paid in the period ended March 31, 2013. In addition to the development fee the Company will pay a monthly license fee based on the number of users.

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

Overview

We function as a provider of mobile and digital video marketing products and services. We assist business owners in using video to market their products and services, including production or creation of video content, and marketing and distribution of video on the internet or mobile device for the purposes of driving viewership to such video to market the products and services of our clients.

We currently offer to our clients, under the brand name “MarketKast”, a Performance Based Video Marketing System that contains three primary products Pay Per View, Pay Per Call and TargetKast, and a video press release product NewsKast. We promote our products under the concept of Performance Based Video Marketing, meaning that our core business offerings are results based (as opposed to fee based) marketing programs, where the client pays us based on the relative success of the marketing program. Our TargetKast product is a proprietary product that offers our clients the opportunity to “push" video content to a targeted group of potential viewers based on certain selection criteria established by the client.  Once the criteria is established by the client, their content will be delivered to a group of targeted viewers derived from our database of over 40,000,000 potential viewers. We also offer our video press release service, NewsKast, to companies who desire to couple video content within their news and information releases. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.

In the period from inception (December 28, 2011) through March 31, 2013, we generated $13,284 in revenue and incurred a net loss of $252,339. As of March 31, 2013, we had total current assets of $ 93,374 and total current liabilities of $20,500.

Recent Developments

In January 2013, we entered into a Technology License Agreement with Total Communicator Solutions, Inc. pursuant to which we are licensed, on a perpetual term, to use certain mobile augmented reality technology. We intend to integrate that technology into a mobile marketing system and launch that system during the first fiscal quarter of 2014.

On March 22, 2013, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

During the period from January 2013 through March 2013, the Company issued notes in principal amounts of an aggregate of $85,000 from several individuals. Such notes have a 48-month term, and an interest of 10% per annum, with interest payable as the principal amounts are due.

Plan of Operation

We are a development stage company. Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our initial suite of products including Pay Per View, Pay Per Call, TargetKast and NewsKast. However, we have only made nominal sales of these products to date. We are in the process of developing marketing initiatives to sell our products. We do not expect to begin realizing consistent revenue until 2014. As of March 31, 2013, we have taken the following steps to implement our business plan:

1.
We entered into a Technology License Agreement for with Total Communicator Solutions, Inc. pursuant to which we licensed, on a perpetual term, certain mobile augmented reality technology. We have begun the development of Engage Mobile Augmented Reality (AR) browser, mobile application and back end Mobile Customer Relationship Manager (MCRM), with the goal of launching our Mobile AR Marketing system in 2014.

2.
We finished and launched our website www.marketkast.com, and created our e-commerce platform to facilitate online sales of our products and services. We also created and published a number of marketing and informational videos regarding our products and services.

3.
We created our branded YouTube channels www.youtube.com/marketkast and www.youtube.com/newskast and published our own marketing and informational videos on those channels in September 2012. We began to use our Video Search Engine Optimization (VSEO) process to drive traffic and viewership to our branded channels, resulting in over 80,000 view on our YouTube/MarketKast channel in the first ten days following its launch, and over 90,000 views on our YouTube/NewsKast channel in the first three days following launch, which we consider a successful market test of our VSEO process.

4.
We launched our NewsKast video press release product in 2012. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.  We can either use the client’s video content or assist the client in creating a video content about the news. As of March 31, 2013, we have only made nominal sales of our NewsKast product.

5.
We developed and began the launch of our Performance Based Marketing System during the fourth quarter of 2012. Performance Based Marketing System allows our clients to utilize our services on a performance only basis.  Within this system we have begun to launch three primary products, Pay Per Call, Pay Per View and TargetKast.  Through Pay Per Call we assist our clients in setting up a branded video channel on either YouTube or Vimeo, and we use our marketing efforts and methodology to drive inbound telephone calls from potential customers for our client. We are then paid a fee based on the number, length and type of inbound calls that we generate.  Our Pay Per View product is similar to our Pay Per Call product with the exception that we are paid a fee by our client each time their video content is viewed.  Our TargetKast product involves us “pushing” video content on behalf of our clients to a targeted audience that is selected from our database of over 40 million potential viewers based on selection criteria determined by our clients, such as geographic, demographic or lifestyle traits. We have only achieved nominal sales of these products as of March 31, 2013.

During the next 12 months, subject to availability of capital, we plan to implement the following steps:

1.
We expect to launch our mobile app in 2014 and bring our mobile augmented reality (AR) technology, browser and MCRM to market at the same time. We expect to market the mobile AR marketing system through direct marketing via the internet, through trade shows and seminars, through the hiring of both national and local sales personnel, through channel partners, independent reps and telesales. Subject to availability of capital, we intend to implement all of these sales initiatives during the first quarter of 2014. This will involve hiring a national sales manager, a number of local sales managers and local sales representatives in up to 50 local markets, five to 15 telesales people, as well as associated staffs. The cost of marketing our mobile AR platform is estimated to be between $50,000 and $250,000 per month, but will be scaled in if and when capital is available.

2.
We expect to continue to market our MarketKast suite of products as up-sales to our mobile AR marketing system. We plan to market these products through the same sales personnel and plans as listed above, and offer MarketKast as follow-on or add-on products and services. The costs associated with marketing MarketKast products and services are expected to be included within the marketing budget outlined in 1 above.

We have a current burn rate, as of March 31, 2013, of approximately $30,000 to $35,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between July 2013 and December 2013.  For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $30,000 and $35,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between July 2013 and December 2013 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter in the first 2 quarters of fiscal 2014.  However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

We raised approximately $126,500 in gross proceeds in the private placement closed in June 2012.  In addition, our founders James Byrd, Jr. and Douglas Hackett purchased 10,000,000 shares of founders stock for $25,000 each, resulting in $50,000 of capital to our company. Finally, we raised $180,000 private loan borrowings from lenders from inception through March 31, 2103.

Results of Operations

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months and nine months ended March 31, 2013, and we have generated only nominal revenues during those periods.  We had net losses of $102,080 for the three months ended March 31, 2013, and $220,930, for the nine months ended March 31, 2013. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has had no material revenues since inception and will need to raise capital to further its operations.

During the three months ended March 31, 2013, we incurred general and administrative expenses of $99,570, and during the nine months ended March 31, 2013 we incurred general and administrative expenses of $216,739. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $88,358.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offering, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;
●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;
●	Development of new customers and market initiation, and

●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the nine month period ended March 31, 2013:
Cash flows used in operating activities	$(206,233)
Cash flows from investing activities	$(24,000)
Cash flows from financing activities	165,000
Net decrease in cash and cash equivalents	$(65,233)

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2013, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, for the reasons as set forth below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2013, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;
●	The Company’s accounting department, which consists of a limited number of personnel, do not provide adequate segregation of duties; and
●	The Company does not have effective controls over period end financial disclosure and reporting processes.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 22, 2013, we filed an articles of amendment to our articles of incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 3, 2013.

Item 6. Exhibits.
Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
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

Engage Mobility, Inc.

Date: May 14, 2013	By:	/s/ James S. Byrd, Jr.
James S. Byrd, Jr.
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Douglas S. Hackett
Douglas S. Hackett
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)