Form 10-K
period 2013-06-30
Engage Mobility, Inc
filed 2013-10-01
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169802

Engage Mobility, Inc.
 (Name of small business issuer in its charter)

Florida	45-4632256
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2295 S. Hiawassee Rd., Suite 414 Orlando, FL	32835
(Address of principal executive offices)	(Zip Code)

(407) 329-7404
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of September 27, 2013, the registrant had 20,126,500 shares of its common stock outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.    Business

We were incorporated, under the name MarketKast, Inc., under the laws of the State of Florida on December 28, 2011 and we are a development stage company. On March 22, 2013, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

We function as a provider of mobile marketing systems and solutions for business. We combine relevant technologies, data management and delivery and proprietary marketing methodology to assist business owners with marketing their products or services.

In January 2013, we entered into a Technology License Agreement with Total Communicator Solutions, Inc. pursuant to which we are licensed, on a perpetual term, to use certain mobile augmented reality technology. We intend to integrate that technology into a Mobile Engagement System and launch that system during the first fiscal quarter of 2014.

Our Mobile Engagement System will include an augmented reality (AR) user interface that will allow businesses to make their printed images “come to life” in video. This is accomplished through image recognition technology that causes an image to be recognized by a smart phone or similar mobile device when the Engage AR app has been downloaded and the device is held up to the image. At that moment the image is sent to the cloud where it is associated with a particular video asset and a video is then played for the user on top of the printed image. The video asset is created, selected and managed by the business owner through our back end Mobile Customer Relationship Manager (MCRM).

Once the initial engagement occurs between business and customer through the AR platform, the customer is further engaged by the business through the MCRM, and the business is then able to continuously interact with the customer through push notification, loyalty and rewards programs and is able to use the MCRM for purpose of obtaining real time analytics into customer location and behavioral patterns.

Finally, we will utilize our marketing and data delivery methodologies and systems for the purpose of assisting the business owner in building and interacting with its customer base.

We believe our Mobile Engagement System will be the most complete augmented reality platform and MCRM for business when it is introduced to market, and that it will provide a compelling and cost effective way for businesses of all size and type to reach new and existing customers, and to interact with those customers in the desired mobile environment.

As of September 2013 we have taken the following steps to become an operating company:

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

2.
We have developed and launched a video marketing and data delivery system utilizing proprietary video engagement tools and processes, and we have acquired, built and integrated a database of approximately 40 million users into our data delivery platform. We are in the process of integrating our Mobile AR platform, MCRM, data delivery system and video marketing methodology into a single integrated Mobile Engagement System for business, and we anticipate completing and launching that system in the summer of 2013.

3.
We developed and launched a targeted video delivery system under the brand name TargetKast in fiscal 2013. TargetKast is a proprietary video marketing system whereby we deliver a corporate or marketing video, on behalf of our clients, to a specific audience selected from our database of approximately 40 million users, based on criteria established by our client relative to their business objectives. We will integrate TargetKast into our Mobile Engagement System, and will offer the system to clients for purpose of building their customer base.

4.
We launched our NewsKast video press release product in fiscal 2013. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast video channel. We can either use the client’s video content or assist the client in creating a video content about the news. We have begun to experience some initial sales of our NewsKast product as of May 2013.

In September 2013 we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013. During the next 12 months, subject to availability of capital, we plan to implement the following steps:

1.
We expect to launch a full roll out in the U.S. of our Mobile Engagement System. We expect to market the Mobile Engagement System through direct marketing via the internet, through trade shows and seminars, through the hiring of both national and local sales personnel, through channel partners, independent reps and telesales. Subject to availability of capital, we intend to implement all of these sales initiatives during the first half of 2014. This will involve hiring a national sales manager, a number of local sales managers and local sales representatives in up to 50 local markets, five to 15 telesales people, as well as associated staffs. The cost of marketing our Mobile Engagement System is estimated to be between $50,000 and $250,000 per month, but will be scaled in if and when capital is available.

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

In June 2012, we completed a private placement offering by selling 126,500 shares of common stock to 30 investors for approximately $126,500.

In January 2013, we entered into a Technology License Agreement with Total Communicator Solutions, Inc. pursuant to which we are licensed, on a perpetual term, to use certain mobile augmented reality technology. We intend to integrate that technology into a mobile marketing system and launch that system during the first fiscal quarter of 2014.

On March 22, 2013, we filed an Amendment to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

In September 2013 we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013.

We do not own any real estate and no real property is included in our financial statements. We lease our corporate office in Orlando, Florida on a month to month lease at $500 per month, and we lease office space in Kansas City, Missouri on a month to month lease at $850 per month.

Our Service

We provide a full menu of mobile and online marketing services for business owners who want to grow or maintain their customer base, with the focus being on using video content as a marketing platform for driving customer acquisition.

Our Strategy

Our objective is to become the leader in mobile marketing, data delivery and customer engagement for business owners. We believe that the mobile marketing industry is growing rapidly and with our augmented reality platform, MCRM, data delivery and marketing system we are poised to take advantage of that growth.

Acquire and Retain Clients.  We believe a strong and diverse client base is critical to the success of our company. The use of mobile marketing is growing rapidly, and our ability to acquire business owners as clients during this growth phase is important to developing market share. We intend to focus on client acquisition through a variety of means including e-mail marketing, national and local sales marketing, telemarketing, development of agreements with channel partners, as well as the use of conventional Internet marketing methods such as pay per click and cost per acquisition programs. Finally, we intend to use our own marketing efforts for our video content and video syndication for the purpose of driving customer acquisition and revenues. Once we have acquired the client initially, we intend to continue to work with the client to deepen the relationship as we assist the client in using our services to enhance their business. If we do a good job for clients and help their business grow, we should be able to expand our relationship with the client as well, resulting in greater long term sustainable revenue for us.  However, we cannot be certain that we will be able to expand our relationships with our clients in order to create such revenue and that we will be able to generate long term sustainable revenue from such relationships.

Expand Product Offerings.  It is our objective to “productize” our services as much as possible, so that we can develop specific offerings that would appeal to every potential client.

In September 2013 we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013.

Distribution and Marketing

We plan to distribute our products and services through national and local sales efforts, independent reps, channel partners, online marketing, and video marketing, as well as through email, our website, social networks, telemarketing and by affiliating with channel partners such as advertising and other marketing companies.  We intend to use both internal and outsourced sales groups and programs to sell our products and offerings to qualified client lists and databases.

Operations

Our business operations are divided into the following core functions:

Sales and Marketing

We either have implemented, or intend to implement all of the above stated programs in fiscal 2014 for purposes of driving customer acquisition and building our revenue base. Our sales and marketing initiatives will include deployment and oversight of our internal sales and marketing personnel, our outsourced telesales and channel partner sales organizations, and our email and direct marketing partners to deploy an array of marketing programs as set forth above and herein.

Product and Website Development, Publishing and Information Management

We are continually working to update and develop our product offerings, website and landing sites to create a better and more robust branding and suite of product offerings. We will use our internal development, marketing and publishing personnel to keep our offerings and information current in all respects, including the issuance of press releases and product updates, client newsletters, the creation and publishing of new video content on our mobile app, website and landing sites, and the updating of all social media platforms and initiatives with all pertinent information on our company and our offerings.

Fulfillment

We will deploy both internal product fulfillment and outsourced fulfillment services that will fulfill all sales and service obligations to our customers.

Customer Service

We will have a dedicated customer services group with two primary functions. One is to answer questions about products, procedures and our business philosophy.  In addition, our customer service group will monitor fulfillment and solve fulfillment issues and handle other aspects of post purchase issues that may arise.

Competition

In the past few years, the number of online and mobile video technologies, offerings and companies has grown rapidly. The markets for the products and services that we offer are very competitive, are rapidly evolving and have relatively low barriers to entry. In addition to other video production and technology companies, we compete with all general advertising and marketing companies who eventually will want to include video marketing in their suite of product offerings, and who may develop their own similar products and compete with us for market share. These potential competitors may have more mature lines of distribution than us, be better financed than us, or may create a product offering that is superior to ours. Any of these factors can cause a competitor to take market share away from us or otherwise substantially hurt our business. We believe that competition in our market is based predominantly on:

•	price

•	brand recognition;

•	product and service components and deliverables;

•	track record of creating and keeping satisfied clients;

•	success of underlying marketing programs for online video content;

order delivery performance and customer service.

We believe that we will enjoy the following competitive advantages:

•
Our President, Douglas S. Hackett, has experience in internet marketing including video driven internet marketing.  We believe his knowledge of design and sales strategy gleaned from previous experience with online marketing products and services, will be critical to our success.

•
We intend to provide a suite of products that will allow all business owners to use our Mobile Engagement System including the pricing of our product offerings based on per user or performance based pricing. By developing a user based pricing model, we believe that we will make mobile marketing business video affordable for all business owners, even small proprietors or home based business owners. By opening this door to a larger group of potential users, we believe that we have the ability to gain market share rapidly and take a leadership role in this growing space.

•
We will use our outsourced relationships to keep costs down, which will allow us to offer competitive pricing. We have outsourced certain sales and fulfillment functions, including the outsourcing of certain fulfillment functions to offshore contractors, and that will allow us to keep our sales and fulfillment costs low and marginal. This will allow us to maintain margin and pricing integrity, and this should give us a competitive advantage.  .

Government Regulation

We are subject to a number of laws and regulations that affect companies generally and specifically those conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business.  Existing and future laws and regulations may impede our growth. These regulations and laws may cover online marketing, e-mail marketing, telemarketing, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the internet, e-commerce, digital content and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Intellectual Property

Although we believe that our business methodology is proprietary in terms of how we deliver our service to our client, and how we use deploy video in a marketing context, we currently hold no patents, copyrights or trademarks. It is our plan to trademark our key products as we develop them, subject to applicable laws and regulations, however, we have not filed for any such protection as of yet. It is our policy to enter into confidentiality agreements with any outsourced sales or service providers so that our proprietary methodology, customer’s lists and business information are contractually protected, and we intend to enforce any such contractual provisions as the law allows in the event of a breach. We cannot assure you that these contractual arrangements will prevent third parties from acquiring or using our proprietary business information to compete against us.

Employees

We currently have 7 full time and 3 part time employees in the areas of sales, marketing, IT and tech support, financial management, administrative, investor relations and executive management.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Properties

We rent our office space at 2295 S. Hiawassee Road, Suite 414, Orlando, Florida from Olympic Properties, LLC. This property is a sublease of a partition of a 1,200 square foot office that is owned by Mr. Byrd, our chief executive officer, and is also rented by his law firm. We currently pay $500.00 per month, on a month to month lease, for office use, including power and internet. Additionally, we rent office space in Parkville, Mo for $850 per month which houses our sales, marketing, IT, investor relations and network management personnel.

Item 3.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the OTCBB under the symbol ENGA since April 4, 2013. Between February 20, 2013 and April 4, 2013 we traded under the symbol MRKK. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal June 30, 2013					Fiscal June 30, 2012
	High		Low			High		Low
First Quarter (July 1 – Sept 30) (through September 29, 2013)	$1.84			$0.80		$--	(1)	$--	(1)
Second Quarter (October 1 – December 31)	$--	(1)		$--	(1)	$--	(1)	$--	(1)
Third Quarter (January 1 – March 31)	$1.30		$			$--	(1)	$--	(1)
Fourth Quarter (April 1 – June 30)	$1.59			$1.25		$--	(1)	$--	(1)

(1)  A public market for our common stock did not exist prior to February 20, 2013.

Holders

As of September 30, 2013, we had 33 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 20,126,500 shares of common stock issued and outstanding.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders, other than any matter that (1) solely relates to the terms of any outstanding series of preferred stock or the number of shares of that series and (2) does not affect the number of authorized shares of preferred stock or the powers, privileges and rights pertaining to the common stock. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

●	general business conditions;
●	industry practice;
●	our financial condition and performance;
●	our future prospects;
●	our cash needs and capital investment plans;
●	our obligations to holders of any preferred stock we may issue;
●	income tax consequences; and
●	the restrictions Delaware and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Item 6.    Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We function as a provider of mobile and digital video marketing products and services. Through the sale of our Mobile Engagement System, we enable business owners to engage with new and existing customers with a turnkey mobile marketing solution. The Mobile Engagement System integrates an augmented reality browser and content with our proprietary cloud based mobile video delivery system, a mobile customer relationship manager and our Dynamic Data platform to create a full solution for business to market their products in the mobile environment. The Mobile Engagement System is sold to businesses under a “user based” model – so that the business pays us a monthly user fee based on the number of “engaged” users in their database at any given time.

In addition to this core product offering, we will offer to our clients additional products and services in order to assisting in growing their business, including our TargetKast and NewsKast products. Our TargetKast product is a proprietary product that offers our clients the opportunity to “push" video content to a targeted group of potential viewers based on certain selection criteria established by the client.  Once the criteria is established by the client, their content will be delivered to a group of targeted viewers derived from our database of over 40,000,000 potential viewers. We also offer our video press release service, NewsKast , to companies who desire to couple video content within their news and information releases. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.

In the period from inception (December 28, 2011) through June 30, 2013, we generated $26,234 in revenue and incurred net losses aggregating $451,264. As of June 30, 2013, we had total current assets of $8,500 and total current liabilities of $36,222.

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

During the year ended June 2013, the Company issued notes in principal amounts of an aggregate of $265,000 from several individuals. Such notes have a 48-month term, and an interest of 10% per annum, with interest payable as the principal amounts are due.

In September 2013 we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013.

Plan of Operation

We are a development stage company. Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our initial suite of products including the Mobile Engagement System, as well as our Pay Per View, Pay Per Call, TargetKast and NewsKast  digital video marketing products. However, we have only made nominal sales of these products to date. We are in the process of developing marketing initiatives to sell our products. We do not expect to begin realizing consistent revenue until 2014. As of June 30, 2013, we have taken the following steps to implement our business plan:

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

2.
We finished and launched our websites www.engagemobility.com and www.engagenow.com, and created our e-commerce platform to facilitate online sales of our products and services. We also created and published a number of marketing and informational videos regarding our products and services.

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

4.
We launched our NewsKast video press release product in 2012. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.  We can either use the client’s video content or assist the client in creating a video content about the news. As of June 30, 2013, we have only made nominal sales of our NewsKast product.

5.
We developed and began the launch of our Performance Based Marketing System during the fourth quarter of 2012. Performance Based Marketing System allows our clients to utilize our services on a performance only basis. Within this system we have begun to launch three primary products, Pay Per Call, Pay Per View and TargetKast . Through Pay Per Call we assist our clients in setting up a branded video channel on either YouTube or Vimeo, and we use our marketing efforts and methodology to drive inbound telephone calls from potential customers for our client. We are then paid a fee based on the number, length and type of inbound calls that we generate. Our Pay Per View product is similar to our Pay Per Call product with the exception that we are paid a fee by our client each time their video content is viewed. Our TargetKast product involves us “pushing” video content on behalf of our clients to a targeted audience that is selected from our database of over 40 million potential viewers based on selection criteria determined by our clients, such as geographic, demographic or lifestyle traits. We have only achieved nominal sales of these products as of June 30, 2013.

In September 2013 we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013. During the next 12 months, subject to availability of capital, we plan to implement the following steps:

1.
We expect to launch a full roll out in the U.S. of our Mobile Engagement System. We expect to market the Mobile Engagement System through direct marketing via the internet, through trade shows and seminars, through the hiring of both national and local sales personnel, through channel partners, independent reps and telesales. Subject to availability of capital, we intend to implement all of these sales initiatives during the first half of 2014. This will involve hiring a national sales manager, a number of local sales managers and local sales representatives in up to 50 local markets, five to 15 telesales people, as well as associated staffs. The cost of marketing our Mobile Engagement System is estimated to be between $50,000 and $250,000 per month, but will be scaled in if and when capital is available.

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

We have a current burn rate, as of June 30, 2013, of approximately $50,000 to $60,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between November 2013 and January 2014.  For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $50,000 and $60,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between October 2013 and January 2014 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter in the quarter 2 and quarter 3 of fiscal 2014.  However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

We raised approximately $126,500 in gross proceeds in the private placement closed in June 2012.  In addition, our founders James Byrd, Jr. and Douglas Hackett purchased 10,000,000 shares of founders stock for $25,000 each, resulting in $50,000 of capital to our company. Finally, we raised $180,000 private loan borrowings from lenders from inception through March 31, 2103.

Results of Operations

Comparison of the year ended June 30, 2013 and 2012

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the year ended June 30, 2013, and we have generated $23,234, as compared to $3,000 for the period ended June 30, 2012.

Operating Expenses

During the year ended June 30, 2013, we incurred general and administrative expenses of $417,520, and during the period ended June 30, 2012 we incurred general and administrative expenses of $34,064. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items.

Net Income and Loss

We had net loss of $419,855 for the year ended June 30, 2013, compared to $31,409 for the period ended June 30, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has had no material revenues since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

As of June 30, 2013, we had no cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offering, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;
●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;
●	Development of new customers and market initiation, and
●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the year ended June 30, 2013:
Cash flows used in operating activities	$(404,472)
Cash flows from investing activities	$(28,401)
Cash flows from financing activities	279,292
Net decrease in cash and cash equivalents	$(153,591)

Cash flows used in investing activities consisted of the acquisition of intangibles of $24,000 and the acquisition of property and equipment of $4,401.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $265,000 and a bank overdraft of $14,282.

We have a current burn rate, as of September 2013, of approximately $30,000 to $50,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between October 2013 and December 2013. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $30,000 and $50,000 per month, in order to continue our business. In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $10,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $10,000,000 of financing will need to be raised in fiscal 2014 in order to effectively implement our business plan. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Loss Per Share

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

Income Taxes

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $451,264 and has no significant revenue generating operations. We have a current burn rate, as of September 2013, of approximately $30,000 to $50,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between October 2013 and December 2013. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $30,000 and $50,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

ENGAGE MOBILITY, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 and 2012

Financial Statements Table of Contents

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Engage Mobility, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Engage Mobility, Inc. (the "Company") as of June 30, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2013, the period from inception (December 28, 2011) to June 30, 2012 and, the period from inception (December 28, 2011) to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engage Mobility, Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2013, the period from inception (December 28, 2011) to June 30, 2012 and, the period from inception (December 28, 2011) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has no significant revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse PA
Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
September 30, 2013

ENGAGE MOBILITY, INC.
(a development stage company)
BALANCE SHEETS
As of June 30, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$-	$153,591
Accounts receivable	8,500	-
Prepaid expenses	-	2,500
Total Current Assets	8,500	156,091

PROPERTY AND EQUIPMENT, net	2,958	-

OTHER ASSETS
Intangible asset	24,000	-

TOTAL ASSETS	$35,458	$156,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$21,940	$2,000
Due to bank	14,282	-
Total Current Liabilities	36,222	2,000

LONG TERM LIABILITIES
Note payable	280,000	15,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000 Issued and Outstanding: 20,126,500	166,500	166,500
Paid in capital	4,000	4,000
Deficit accumulated during the development stage	(451,264)	(31,409)
Total stockholders' equity (deficit)	(280,764)	139,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,458	$156,091

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Year ended June 30, 2013, Inception (December 28, 2011) through June 30, 2012, and
Inception (December 28, 2011) through June 30, 2013

		Inception	Inception
	Year Ended	through	through
	June 30,	June 30,	June 30,
	2013	2012	2013

REVENUE	$23,234	$3,000	$26,234

COST OF SALES	15,626	-	15,626

GROSS PROFIT	7,608	3,000	10,608

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	417,520	34,064	451,584

TOTAL OPERATING EXPENSES	417,520	34,064	451,584

OPERATING LOSS	(409,912)	(31,064)	(440,976)

INTEREST EXPENSE	9,943	345	10,288

LOSS BEFORE INCOME TAXES	(419,855)	(31,409)	(451,264)

INCOME TAXES	-	-	-

NET LOSS	$(419,855)	$(31,409)	$(451,264)

Net Loss Per Common Share, basic & diluted	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding, basic & diluted	20,126,500	20,044,411

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Inception (December 28, 2011) Through June 30, 2013

				DEFICIT
				ACCUMULATED
				DURING THE
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Stock issued as founder's shares on December 28, 2011, at $0.0025 per share for cash	20,000,000	$50,000	$-	$-	$50,000

Stock issued for cash from March through June 2012, at $1.00 per share	126,500	126,500	-	-	126,500

Private placement costs	-	(10,000)	-	-	(10,000)

Contributed services	-	-	4,000	-	4,000

Net Loss	-	-	-	(31,409)	(31,409)
Balance, June 30, 2012	20,126,500	166,500	4,000	(31,409)	139,091

Net Loss	-	-	-	(419,855)	(419,855)

Balance, June 30, 2013	20,126,500	$166,500	$4,000	$(451,264)	$(280,764)

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Year ended June 30, 2013, Inception (December 28, 2011) through June 30, 2012, and
Inception (December 28, 2011) through June 30, 2013

		Inception	Inception
	Year Ended	through	through
	June 30,	June 30,	June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(419,855)	$(31,409)	$(451,264)

Depreciation and amortization	1,443	-	1,443
Contributed services	-	4,000	4,000
Changes in assets and liabilities:
Accounts receivable	(8,500)	-	(8,500)
Increase in prepaid expenses	2,500	(2,500)	-
Accounts payable and accrued expenses	19,940	2,000	21,940

Total adjustments to net loss	15,383	3,500	18,883

Net cash (used in) operating activities	(404,472)	(27,909)	(432,381)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible asset	(24,000)	-	(24,000)
Purchase of property and equipment	(4,401)	-	(4,401)
Net cash (used in) investing activities	(28,401)	-	(28,401)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from bank	14,282	-	14,282
Borrowings from note payable	265,000	15,000	280,000
Common shares issued for cash, net	-	166,500	166,500

Net cash provided by financing activities	279,282	181,500	460,782

Net change in cash	(153,591)	153,591	-
Cash - beginning balance	153,591	-	-

CASH ENDING BALANCE	$-	$153,591	$-

Cash paid for:
Interest	$9,943	$-	$9,943
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

Engage Mobility, Inc.  (the “Company”), is a development stage company incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. The Company intends to function as a provider of online video production, distribution, syndication and marketing services for business owners.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Bank overdrafts are presented in the financial statements under the caption “Due to Bank”.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

During January 2013 the Company entered into a licensing and development agreement with a third party to develop and integrate a mobile communication platform for a fee aggregating $73,000 of which $24,000 was paid in the period ended June 30, 2013, when the initial performance benchmark was reached. In addition to the development fee the Company will pay a monthly license fee based on the number of users. Subsequent to June 30, 2013, the second performance benchmark was reached and the Company made the second payment of $24,000. Amortization for the intangible asset will begin upon completion of the platform.

Property and Equipment

Depreciation of office and production equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Equipment is currently being depreciated over a period of 5 years.

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

Stock-Based Compensation

The Company records the cost resulting from all share-based transactions in the financial statements. The Company applies a fair-value-based measurement in accounting for share-based payment transactions with employees and when the company acquires goods or services from non-employees in share-based payment transactions.

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

Recent Pronouncements

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $451,264 and has no significant revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Accounts payable and accrued expenses consist of accruals from normal operations of the business.  As of June 30, 2013 and 2012 the balances are $21,940 and $2,000.

NOTE 5	NOTE PAYABLE

During March 2012 the Company borrowed $15,000 pursuant to a note bearing interest at 10% per annum, payable interest only until March 1, 2015, when the principal balance is due.

During the year ended June 30, 2013, the Company borrowed an aggregate of $265,000 pursuant to notes bearing interest at 10% per annum and due 48 months from the dates of the notes, payable interest only until the due dates during the year ended June 30, 2017, when the principal is due.

NOTE 6	STOCKHOLDERS’ EQUITY

Common Stock includes 100,000,000 shares authorized at no par value.

During December 2011, the Company issued 20,000,000 shares of common stock for cash at $0.0025 per share for a total value of $50,000 to its founders.

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

NOTE 7	INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. For the year ended June 30, 2013 and from inception to June 30, 2012, the Company had operating losses of approximately $420,000 and $27,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2033. The principal difference between the net operating loss for book purposes and income tax purposes results from contributed services by affiliates. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2013 and 2012, are as follows:

2013: Deferred tax assets:
Federal net operating loss	$142,000
State net operating loss	21,000
Total deferred tax assets	163,000
Less valuation allowance	(163,000)
$--
2012: Deferred tax assets:
Federal net operating loss	$4,000
State net operating loss	1,000
Total deferred tax assets	5,000
Less valuation allowance	(5,000)
$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2013 and 2012, to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2013 and 2012 is as follows:

Federal income tax rate	(34.0)%
State tax, net of federal benefit	(5.0)
Increase in valuation allowance	39.0
Effective income tax rate	-%

NOTE 8	SUBSEQUENT EVENTS

Subsequent to June 30, 2013 the Company raised an additional $75,000 through a 10% demand loan from an affiliate, as well as $250,000 in 36 month 10% loans from private investors. The $250,000 loans are convertible by the investors into the Company's current registered offering with $200,000 being convertible into the offering at a 20% discount to the offering price and $50,000 being convertible at a 50% discount to the offering price.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Our financial statements as of and for the year ended June 30, 2013, 2012 and for the period from inception (December 28, 2011) to June 30, 2013 included in this report have been audited by Kingery & Crouse PA as set forth in this Report.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2013, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2013, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

●	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties; and

●	The Company does not have effective controls over period end financial disclosure and reporting processes.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
James S. Byrd, Jr.	54	Chief Executive Officer, Secretary and Chairman
Douglas S. Hackett	49	President, Chief Operating Officer, Acting Chief Financial Officer, Treasurer and Director

James Byrd Jr. has served as our chief executive officer, secretary and chairman of the board of directors since inception. Mr. Byrd has spent his career focused on building businesses in a wide range of industries, from start-ups to mature companies, both publicly traded and privately held. In addition to being CEO of our Company, Mr. Byrd is also a practicing attorney and partner in Byrd & Byrd, PL, a small commercial law firm that he owns with his wife. Prior to that, Mr. Byrd was a Managing Director and Attorney for the Morgan & Morgan Business Trial Group (2010 – 2012). From 2008 to 2009 Mr. Byrd was the Chairman and CEO of Gen2Media Corp. (now Vidaroo Corp), and was a Director at Best Energy Services, Inc. Mr. Byrd was also a Principal owner and Managing Member of Vanguard Capital, LLC, a privately owned venture capital firm, from 2005 to 2010. We believe that Mr. Byrd’s experience as a business attorney, public company officer and director qualify him to serve on our board of directors.

Douglas S. Hackett has served as our president, chief operating officer, treasurer and director since inception and was appointed as our acting chief financial officer in July 2012. He is a media and marketing veteran with special interest in humanitarian projects around the world. Mr. Hackett has experience in public company and privately held business leadership positions. From 2011 until the present, he has served as Partner and CEO of Market Leverage, LLC, a digital advertising network. From 2009 until 2011 he served on the Board of Directors of C3 Investment Fund, a fund related to the Global Orphan Project concentrated on sustainable business projects in third world countries to support the care of children. From 2011 to 2012, he was a Member of Life Giving Fuels, LLC and LSK Farms, entities that concentrate on sustainable bio fuel and farming projects. In 2012, he served as a Board Member of a mobile marketing company called Total Communicator Solutions, Inc. In addition, he is a Co-Founder (2009) and currently serving as Chairman of the Board of Directors for Life Giving Force, LLC, a for profit company focused on delivering clean water solutions to third world countries and specializes in disaster relief assistance. Mr. Hackett also serves on the Board of Directors of the World Rainforest Foundation (2009-Present), a non-profit organization focused on preserving the unique and precious resources that abound in undisturbed natural rainforest land for future generations of the world. Mr. Hackett presently serves as a Director for Looking Glass Funds, a venture fund that targets emerging companies with strong growth potential for early stage financing. Mr. Hackett is currently a Board Member and President for Hackett Media Direct, a technology firm that specializes in website hosting, web-based marketing services and database management. We believe that Mr. Hackett’s experience as an entrepreneur and officer and director of public company qualify him to serve on our board of directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

We have not entered into employment agreements with any of our employees, officers and directors.

Certain Legal Proceedings

Our directors and officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

To date, we have not adopted a code of business conduct and ethics for our management and employees. We intend to adopt one in the near future.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee. We do not have an audit committee financial expert serving on our Board of Directors

Item 11.     Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to Ms. Hunter, our President, Chief Financial Officer, Secretary, Treasurer and Director for all services rendered by her in all capacities to us in fiscal 2012 and 2013.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James S. Byrd, Jr.	2012	$1	-	-	-	-	-	-	$1
CEO, Secretary and Chairman

James S. Byrd, Jr.	2013	$0	-	-	-	-	-	-	$0
CEO, Secretary and Chairman

Douglas S. Hackett	2012	$1	-	-	-	-	-	-	$1
President, COO and Director

Douglas S. Hackett	2013	$0	-	-	-	-	-	-	$0
President, COO and Director

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards are outstanding as of June 30, 2013.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors’ meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 27, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2295 S. Hiawassee Rd., Ste. 414, Orlando, Florida, 32835.

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
Executive Officers and Directors
James S. Byrd, Jr. (2)	10,000,000	49.7%
Douglas S. Hackett (3)	10,000,000	49.7%
Directors and executive officers as a group (2 persons)	20,000,000	99.4%
Other 5% Holders:
None.

(1)
Based on 20,126,500 shares of common stock issued and outstanding as of September 27, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Including 10,000,000 shares of common stock held by James S. Byrd, Jr. and Robin U. Byrd, TBE.
(3)	Including 10,000,000 shares of common stock held by Douglas S. Hackett and Neala S. Hackett, TBE.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended June 30, 2013 and June 30, 2012, we were billed approximately $9,750 and $5,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2013 and June 30, 2012.

Tax Fees

For the Company’s fiscal years ended June 30, 2013 and June 30, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $1,300 and $3,675, respectively, in audit related fees pertaining to the filing of a registration statement during the fiscal years ended June 30, 2013 and 2012.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. (1)
3.2	By-Laws. (1)
4.1	Form of Subscription Agreement. (4)
10.1	Promissory Note, dated March 9, 2012. (2)
10.2	Sales Agreement between MarketKast, Inc. and Veritas Consulting Group, Inc., dated May 29, 2012. (3)
10.3	Technology License and Services Agreement, by and among Total Communicator Solutions and Engage Mobility, Inc. (f/k/a MarketKast), dated January 24, 2013. (4)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

(1) Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on July 26, 2012.
(2) Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on September 7, 2012.
(3) Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on September 28, 2012.
(4) Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on July 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2013
Engage Mobility

/s/ James S. Byrd, Jr.
Name: James S. Byrd, Jr. Position: Chief Executive Officer Duly Authorized and Principal Executive Officer /s/ Douglas S. Hackett
Name: Douglas S. Hackett Position: President and Chief Financial Officer Duly Authorized and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James S. Byrd, Jr.	CEO, Secretary & Chairman of the Board	October 1, 2013

/s/ Douglas S. Hackett	President, Chief Operating Officer, Treasurer, Director, and Acting CFO	October 1, 2013