Form 10-Q
period 2013-09-30
Engage Mobility, Inc
filed 2013-11-20
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169802

Engage Mobility, Inc.

(Exact name of registrant as specified in its charter)

Florida	45-4632256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2295 S. Hiawassee Rd., Suite 414
Orlando, FL 32835[Missing Graphic Reference]
(Address of principal executive offices)(Zip Code)

(407) 329-7404

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 18, 2013, the registrant had 20,261,950 shares of its common stock outstanding.

Engage Mobility, Inc.
(A Development Stage Company)
Quarterly Period on Form 10-Q
September 30, 2013

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.
(a development stage company)
BALANCE SHEETS
As of September 30, 2013, and June 30, 2013
	September 30,	June 30,
	2013	2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$37,739	$-
Accounts receivable	48,935	8,500
Prepaid expenses	89,833	-
Total Current Assets	176,507	8,500

PROPERTY AND EQUIPMENT, net	4,137	2,958

OTHER ASSETS
Intangible asset	48,000	24,000

TOTAL ASSETS	$228,644	$35,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,975	$21,940
Due to bank	-	14,282
Total Current Liabilities	33,975	36,222

LONG TERM LIABILITIES
Note payable	620,000	280,000

Total liabilities	653,975	316,222

STOCKHOLDERS' DEFICIT

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 20,261,950 and 20,126,500	346,916	166,500
Paid in capital	4,000	4,000
Deferred revenue	(91,667)	-
Deficit accumulated during the development stage	(684,580)	(451,264)
Total stockholders' deficit	(425,331)	(280,764)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,644	$35,458

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013 and 2012, and
Inception (December 28, 2011) through September 30, 2013 (Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

REVENUE	$40,435	$2,939	$66,669

COST OF SALES	9,000	2,676	15,626

GROSS PROFIT	31,435	263	51,043

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	236,083	47,027	696,667

OPERATING LOSS	(204,648)	(46,764)	(645,624)

INTEREST EXPENSE	28,668	748	38,956

LOSS BEFORE INCOME TAXES	(233,316)	(47,512)	(684,580)

INCOME TAXES	-	-	-

NET LOSS	$(233,316)	$(47,512)	$(684,580)

Net Loss Per Common Share, basic & diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding, basic & diluted	20,182,418	20,126,500

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Three Month Ended September 30, 2013 and 2012 and
Inception (December 28, 2011) through September 30, 2013

	Three Months	Three Months	Inception
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(343,216)	$(49,963)	$(775,597)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible	(24,000)	-	(48,000)
Purchase of property and equipment	(1,179)	-	(5,580)
Net cash (used in) investing activities	(25,179)	-	(53,580)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	(14,282)	-	-
Note payable	340,000	5,000	620,000
Common shares issued for cash, net	80,416	-	246,916

Net cash provided by financing activities	406,134	5,000	866,916

Net increase (decrease) in cash	37,739	(44,963)	37,739
Cash - beginning balance	-	158,591	-

CASH ENDING BALANCE	$37,739	$113,628	$37,739

Cash paid for:
Interest	$4,668	$-	$9,943
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of June 30, 2013, and for the period from inception through June 30, 2013, including notes thereto.

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

During January 2013 the Company entered into a licensing and development agreement with a third party to develop and integrate a mobile communication platform for a fee aggregating $73,000 of which $48,000 was paid through September 30, 2013, when performance benchmarks were reached. The final payment is due when the platform is complete. In addition to the development fee the Company will pay a monthly license fee based on the number of users. Amortization for the intangible asset will begin upon completion of the platform.

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

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $684,580 and has no significant revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 ACCRUED EXPENSES

Accounts payable and accrued expenses consist of accruals from normal operations of the business.  As of September 30, 2013 and 2012 the balances are $33,975 and $21,940.

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

During the period ended September 30, 2013, the Company borrowed $90,000 pursuant to notes bearing interest at 10% per annum and due 48 months from the dates of the notes, payable interest only until the due dates during August and September 2017, when the principal is due.  In addition, the Company borrowed $250,000 pursuant to 36 month 10% loans from private investors. The $250,000 loans are secured by all of the Company’s assets and are convertible by the investors into the Company's current registered offering with $200,000 being convertible into the offering at a 20% discount to the offering price and $50,000 being convertible at a 50% discount to the offering price. In addition, the $250,000 debt includes warrants to purchase $250,000 in common shares for a three year period at a price equal to 125% of the share price of the offering.

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

During the period ended September 30, 2013, the Company issued 80,500 shares of common stock for cash aggregating $80,416. In addition, the Company issued 54,950 shares of common stock for services to be performed in the future. The shares were valued at the trading price of the shares on the date it was agreed that they would be issued of $100,000. The value of the shares will be amortized over the period the services are to be performed of 12 months. During the period ended September 30, 2013, $8,333 was charged to operations related to these shares.

During the period ended June 30, 2012, affiliates contributed services with a fair value of $4,000 to the Company which has been charged to operations during the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three and nine month period ended September 30, 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

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

In September 2013, we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013.

In the period from inception (December 28, 2011) through September 30, 2013, we generated $66,669 in revenue and incurred net losses aggregating $684,580. As of September 30, 2013, we had total current assets of $176,507 and total current liabilities of $33,975.

Plan of Operation

We are a development stage company. Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our initial suite of products including the Mobile Engagement System, as well as our Pay Per View, Pay Per Call,  TargetKast  and  NewsKast   digital video marketing products. However, we have only made nominal sales of these products to date. We are in the process of developing marketing initiatives to sell our products. We do not expect to begin realizing consistent revenue until 2014. As of September 30, 2013, we have taken the following steps to implement our business plan:

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

4.
We launched our NewsKast video press release product in 2012. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.  We can either use the client’s video content or assist the client in creating a video content about the news. As of September 30, 2013, we have only made nominal sales of our NewsKast product.

5.
We developed and began the launch of our Performance Based Marketing System during the fourth quarter of 2012. Performance Based Marketing System allows our clients to utilize our services on a performance only basis. Within this system we have begun to launch three primary products, Pay Per Call, Pay Per View and TargetKast. Through Pay Per Call we assist our clients in setting up a branded video channel on either YouTube or Vimeo, and we use our marketing efforts and methodology to drive inbound telephone calls from potential customers for our client. We are then paid a fee based on the number, length and type of inbound calls that we generate. Our Pay Per View product is similar to our Pay Per Call product with the exception that we are paid a fee by our client each time their video content is viewed. Our TargetKast product involves us “pushing” video content on behalf of our clients to a targeted audience that is selected from our database of over 40 million potential viewers based on selection criteria determined by our clients, such as geographic, demographic or lifestyle traits. We have only achieved nominal sales of these products as of September 30, 2013.

In September 2013, we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of September 2013. During the next 12 months, subject to availability of capital, we plan to implement the following steps:

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

We have a current burn rate, as of September 30, 2013, of approximately $30,000 to $50,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended September 30, 2013, and we have generated $40,435, as compared to $3,000 for the three months ended September 30, 2012.

Operating Expenses

During the three months ended September 30, 2013, we incurred general and administrative expenses of $236,083, and during the three months ended September 30, 2012 we incurred general and administrative expenses of $47,027. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items.

Net Income and Loss

We had net loss of $233,316 for the three months ended September 30, 2013, compared to $47,512 for the period ended September 30, 2012. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has had no material revenues since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

As of September 30, 2013, we had $37,739 of cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offering, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

           ●           An increase in working capital requirements;

           ●           Addition of administrative and sales personnel as the business grows;

           ●           Increases in advertising, public relations and sales promotions as we commence operations;

           ●           Development of new customers and market initiation, and

           ●           Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended September 30, 2013:

Cash flows used in operating activities	$(343,216)
Cash flows from investing activities	$(25,179)
Cash flows from financing activities	$406,134
Net (increase) in cash and cash equivalents	$(37,739)

Cash flows used in investing activities consisted of the acquisition of intangibles of $24,000 and the acquisition of property and equipment of $1,179.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $340,000 and a repayment of a bank overdraft of $14,282 and proceeds from common stock issuances of $80,416.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $451,264 and has no significant revenue generating operations. We have a current burn rate, as of September 2013, of approximately $30,000 to $50,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime before December 2013. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $30,000 and $50,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.    Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of September 30, 2013, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2013, the Company determined that the following items constituted a material weakness:

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended September 30, 2013, the Company issued 80,500 shares of common stock for cash aggregating $80,416.

Also During the period ended September 30, 2013, the Company issued 54,950 shares of common stock for services to be performed in the future. The shares were valued at the trading price of the shares on the date it was agreed that they would be issued of $100,000.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Note Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Engage Mobility, Inc.

By:	/s/ James S. Byrd, Jr.
James S. Byrd, Jr.
Chief Executive Officer,
(Duly Authorized and Principal Executive Officer)

Dated: November 19, 2013