Form 10-Q
period 2013-12-31
Engage Mobility, Inc
filed 2014-02-14
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2013

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

Yes ☐ No ☒

As of February 14, 2014, the registrant had 20,575,000 shares of its common stock outstanding.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.
BALANCE SHEETS
As of December 31, 2013, and June 30, 2013

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$409,326	$-
Accounts receivable	14,735	8,500
Prepaid expenses	62,606	-
Total Current Assets	486,667	8,500

PROPERTY AND EQUIPMENT, net	12,928	2,958

OTHER ASSETS
Intangible asset	73,000	24,000

TOTAL ASSETS	$572,595	$35,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$74,702	$21,940
Due to bank	-	14,282
Total Current Liabilities	74,702	36,222

LONG TERM LIABILITIES
Convertible notes payable	118,680	-
Notes payable	345,000	280,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 20,575,000 and 20,126,500	688,635	166,500
Paid in capital	591,400	4,000
Deferred Compensation	(66,668)	-
Accumulated deficit	(1,179,154)	(451,264)
Total stockholders' equity (deficit)	34,213	(280,764)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$572,595	$35,458

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
UNAUDITED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended December 31, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

REVENUE	$326,220	$1,050	$366,655	$3,989

OPERATING EXPENSES:
COSTS REALTED TO REVENUE	4,100	1,500	13,100	4,176
GENERAL AND ADMINISTRATIVE EXPENSES	706,851	70,142	942,934	117,169

TOTAL OPERATING EXPENSES	710,951	71,642	956,034	121,345

OPERATING LOSS	(384,731)	(70,592)	(589,379)	(117,356)

INTEREST EXPENSE	109,843	746	138,511	1,494

LOSS BEFORE INCOME TAXES	(494,574)	(71,338)	(727,890)	(118,850)

INCOME TAXES	-	-	-	-

NET LOSS	$(494,574)	$(71,338)	$(727,890)	$(118,850)

Net Loss Per Common Share, basic & diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding, basic & diluted	20,330,967	20,126,500	20,242,288	20,126,500

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2013 and 2012

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(255,557)	$(111,509)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible	(48,000)	-
Purchase of property and equipment	(9,970)	-
Net cash (used in) investing activities	(57,970)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	(14,282)	-
Notes payable	350,000	5,000
Repayment of notes payable	(35,000)	-
Common shares issued for cash, net	422,135	-
Net cash provided by financing activities	722,853	5,000

Net increase (decrease) in cash	409,326	(106,509)
Cash - beginning balance	-	153,591

CASH ENDING BALANCE	$409,326	$47,082

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE 1	NATURE OF OPERATIONS

Engage Mobility, Inc.  (the “Company”), was incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. The Company functions as a provider of mobile technology, marketing and data solutions for business.

Prior to the quarter ended December 31, 2013, the Company was a development stage company. During the quarter ended December 31, 2013, the Company commenced its principal planned operations and emerged from the development stage.

The Company has adopted its fiscal year end to be June 30.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of June 30, 2013, and for the period from inception through June 30, 2013, including notes thereto included in our Form 10-K.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following reflects specific criteria for the various revenues streams of the Company:

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, if any. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Intangible Assets and Long Lived Assets

The Company reviews its long-lived assets and certain identifiable finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

During January 2013, the Company entered into a licensing and development agreement with a third party to develop and integrate a mobile communication platform for a fee aggregating $73,000. The Company terminated its arrangement with this developer for which an aggregate of $48,000 had been paid and instead acquired a basic mobile platform from a third party at a cost of $50,000 of which $25,000 has been paid at December 31, 2013. The Company will use its internal development team to complete its own proprietary mobile platform. The new platform will replace the original platform which will be phased out during 2014.  Amortization for the old platform will commence in 2014 for a ten month period at which time it will be fully amortized and amortization of the new platform will begin upon completion of the platform.

Property and Equipment

Depreciation of office and production equipment is recognized by the straight-line method over the 5 year estimated useful lives of the related assets.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

Income Taxes

Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Net Income (Loss) Per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Recent Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,179,154 at December 31, 2013, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash position and operations may not be sufficient to support the Company’s daily operations without significant financing.  The Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds; however there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4	NOTES PAYABLE

As of June 30, 2013, the Company had borrowed an aggregate of $280,000 pursuant to non-convertible promissory notes, bearing interest at 10% per annum.  Interest is payable monthly and the principal, together with any unpaid interest, is due 48 months from the dates of the notes.  During the six month period ended December 31, 2013, the Company borrowed an additional $100,000 pursuant to non-convertible promissory notes with similar terms. In addition, the Company repaid $35,000 of the previously issued notes.

The notes are due as follows:
Year ending June 30, 2017	$345,000	$280,000

NOTE 5	CONVERTIBLE NOTES PAYABLE

During the six month period ended December 31, 2013, the Company issued $250,000 of 10% convertible promissory notes to certain private investors. The convertible notes mature after three years, at which time all outstanding principal and accrued interest is due.  The notes are convertible at any time by the investors into the Company's current registered offering (see Note 6) with $200,000 being convertible into the offering at a 20% discount to the offering price of $1.60 per share, or $1.28 per share, and $50,000 being convertible at a 50% discount to the offering price, or $0.80 per share. In addition to the interest due, the Company has agreed to issue 125,000 warrants to the lenders at an exercise price of 125% of the share price of the proposed offering or $2.00 per share. These convertible notes are secured by all of the Company’s assets.

The warrants are exercisable at $2.00 per share and expire after three years. The aggregate fair value of the warrants was estimated at $157,584, using a binomial option pricing model and the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 0.77% - Term 3 years

In addition, the Company recognized a beneficial conversion feature related to the convertible notes of $90,444, which was credited to additional paid-in capital.  Interest on the notes is being recognized using the effective yield method over the three year life of the notes.

Convertible notes payable consist of the following:
Notes payable	$250,000
Beneficial conversion feature and unamortized warrants	(131,320)
$118,680

Interest expense related to the warrants and beneficial conversion feature during the three and six month period ended December 31, 2013, was $116,708.

NOTE 6	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of no par value Common Stock.  At December 31, 2013, 20,575,000 shares were issued and outstanding.

During December 2011, the Company issued to its founders 20,000,000 shares of common stock for cash at $0.0025 per share, for total proceeds of $50,000.

From March through June 2012, the Company issued 126,500 shares of common stock for cash at $1.00 per share, for aggregate proceeds of $126,500. The Company incurred $10,000 in costs associated with the private offering, which were been charged against the proceeds of the offering.

During the period ended December 31, 2013, the Company received cash proceeds of $422,135 for 568,550 shares of common stock. The Company issued 393,550 of these shares and 175,000 of these shares remain to be issued. In addition, 54,950 common shares were issued for services to be performed over a one year period, which were valued at their estimated fair value of $100,000 based on the trading price of the Company’s common shares. The value of these shares has been recorded as deferred compensation and is being amortized over the one year period during which the related services will be received. At December 31, 2013, $66,668 of deferred compensation remains to be amortized (see Note 7).

On July 31, 2013, the Company’s registration statement on Form S-1 became effective. The Company is offering for sale a maximum of 6,250,000 shares of its no par value common stock at a price of $1.60 per share. As of December 31, 2013, no shares had been sold pursuant to the offering.

NOTE 7	COMMITMENTS AND CONCENTRATIONS

During the period ended December 31, 2013, the Company madea sale toa single foreign customer for an aggregate of $300,000.

During the period ended December 31, 2013, the Company entered into a consulting agreement for a one year period. The Company advanced $103,000 in cash and issued 54,950 shares of common stock for these services, which shares were valued at their estimated fair value of $100,000. The total consideration paid of $203,000 is being amortized over the one year period of the agreement commencing in September 2013. The unamortized balance of $129,274 is included in prepaid expenses for the cash payment ($62,606) and deferred compensation for the share payment ($66,668).

During the period ended December 31, 2013, the Company entered into employment contracts with two employees, with no set duration, for aggregate compensation of $260,000 per year. The employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,419,000, of which $339,372 has been charged to expense during the period ended December 31, 2013. The balance of the fair value of the options will be charged to operations over the vesting period. The options were valued using the Black-Scholes option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36-1.66% - Term 5 years

NOTE 8	SUBSEQUENT EVENTS

During February 2014 the holder of the $200,000 convertible note agreed to convert the note into 200,000 shares of the Company’s common stock. This note holder also agreed to purchase an additional 100,000 shares of the Company’s common stock for $100,000 in cash. These shares have not yet been purchased. In addition, the Company granted the note holder an option to purchase 200,000 common shares at $1.50 per share and 200,000 shares at $2.00 per share for a three year period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three and six month period ended December 31, 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended December 31, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

We were incorporated, under the name MarketKast, Inc., under the laws of the State of Florida on December 28, 2011. On March 22, 2013, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

We function as a provider of mobile technology, marketing and data solutions for business.  Through the sale of our Mobile Engagement System, we enable business owners to engage with new and existing customers with a turnkey mobile marketing solution. The Mobile Engagement System integrates an augmented reality browser and content with our proprietary cloud based mobile video delivery system, a mobile customer relationship manager and our Dynamic Data platform to create a full solution for business to market their products in the mobile environment. The Mobile Engagement System is sold to businesses under a “user based” model – so that the business pays us a monthly user fee based on the number of “engaged” users in their database at any given time.

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

In October, 2013 we entered into a Memorandum of Understanding with certain parties to develop and launch a Chinese version of our Mobile Engagement System in China in 2014. We completed initial development of that system in January 2014, and are in the process of completing final development of the Chinese system in anticipation of a roll out of that system in China in February 2014.

Plan of Operation

Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our initial suite of products including the Mobile Engagement System, as well as our Pay Per View, Pay Per Call,  TargetKast  and  NewsKast   digital video marketing products. However, we have only made nominal sales of these products to date. We are in the process of developing marketing initiatives to sell our products. We do not expect to begin realizing consistent revenue until 2014. As of December 31, 2013, we have taken the following steps to implement our business plan:

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

4.
We launched our NewsKast video press release product in 2012. NewsKast is a video news release service, which includes both conventional wire news release as well as additional distribution of news in video form through the various video sharing sites, or through our own NewsKast Video channel.  We can either use the client’s video content or assist the client in creating a video content about the news. As of December 31, 2013, we have only made nominal sales of our NewsKast product.

5.
We developed and began the launch of our Performance Based Marketing System during the fourth quarter of 2012. Performance Based Marketing System allows our clients to utilize our services on a performance only basis. Within this system we have begun to launch three primary products, Pay Per Call, Pay Per View and TargetKast. Through Pay Per Call we assist our clients in setting up a branded video channel on either YouTube or Vimeo, and we use our marketing efforts and methodology to drive inbound telephone calls from potential customers for our client. We are then paid a fee based on the number, length and type of inbound calls that we generate. Our Pay Per View product is similar to our Pay Per Call product with the exception that we are paid a fee by our client each time their video content is viewed. Our TargetKast product involves us “pushing” video content on behalf of our clients to a targeted audience that is selected from our database of over 40 million potential viewers based on selection criteria determined by our clients, such as geographic, demographic or lifestyle traits. We have only achieved nominal sales of these products as of December 31, 2013.

6.
In September 2013, we completed initial development and launch of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We have begun marketing and selling the system to clients as of December 2013.

7.
In October, 2013 we entered into a Memorandum of Understanding with certain parties to develop and launch a Chinese version of our Mobile Engagement System in China in 2014. We completed initial development of that system in January 2014, and are in the process of completing final development of the Chinese system in anticipation of a roll out of that system in China in February 2014.

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

2.
We expect to, through our partners in China, launch and roll out a Chinese version of our Mobile Engagement System. As the costs of the Chinese partnership and roll out are paid by third parties in China we do not expect to incur any additional expenses associated with the Chinese roll out, other than marginal internal technical and support expenses.

We have a current burn rate, as of December 31, 2013, of approximately $80,000 to $100,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between March 2014 and May 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $80,000 and $100,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between March 2014 and May 2014 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter during calendar 2014. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

Results of Operations

Comparison of the three months and six months ended December 31, 2013 and 2012

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We moved from a development stage company to an operating company during the three months ended December 31, 2013, and we generated $326,220, as compared to $1,050 for the three months ended December 31, 2012. Our revenues for the six months ended December 31, 2013 were $366,655, compared to $3,989, for the six months ended December 31, 2012. During the period ended December 31, 2013, the Company made a sale to a single foreign customer for an aggregate of $300,000. Our revenue was derived primarily from development fees from our Chinese partnership ($300,000) and development fees from a U.S. customer.

Operating Expenses

During the three months ended December 31, 2013, we incurred general and administrative expenses of $706,851, and during the three months ended December 31, 2012, we incurred general and administrative expenses of $70,142.  Our operating expenses for the six months ended December 31, 2013 were $956,034, compared to $121,345, for the six months ended December 31, 2012.These operating  expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The increase in the 2013 periods resulted principally from stock compensation and from increased operating expenses associated with ramping up sales and marketing initiatives and hiring of our own internal development teams.

Interest expense

Interest expense was $109,843 and $746 for the three and six months ended December 31, 2013, as compared to $138,511 and $1,494 for the six months ended December 31, 2013. The primary causes of the increase were the amortization of warrants and the beneficial conversion feature related to certain notes payable and an increase in outstanding debt.

Net Income and Loss

We had net loss of $494,574 for the three months ended December 31, 2013, compared to $71,338 for the three months ended December, 2012. We had net loss of $727,890 for the six months ended December 31, 2013, compared to $118,850 for the six months ended December, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had $409,326 of cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offering, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

           ●           An increase in working capital requirements;

           ●           Addition of administrative and sales personnel as the business grows;

           ●           Increases in advertising, public relations and sales promotions as we commence operations;

           ●           Development of new customers and market initiation, and

           ●           Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the six months ended December 31, 2013:

Cash flows used in operating activities	$(255,557)
Cash flows from investing activities	$(57,970)
Cash flows from financing activities	$722,853
Net (increase) in cash and cash equivalents	$409,326

Cash flows used in investing activities consisted of the acquisition of intangibles of $48,000 and the acquisition of property and equipment of $9,970.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $350,000 the repayment of debt of $35,000 and a repayment of a bank overdraft of $14,282 and proceeds from common stock issuances of $422,135.

We have a current burn rate, as of September 2013, of approximately $80,000 to $100,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between March 2014 and May 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $80,000 and $100,000 per month, in order to continue our business. In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised in fiscal 2014 in order to effectively implement our business plan. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

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

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash and cash equivalents, accounts payable, accounts receivable and accrued expenses. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,179,154 and as net loss of $727,890 during the period ended December 31, 2013. We have a current burn rate, as of December 2013, of approximately $80,000 to $100,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime before May 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $80,000 and $100,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors. In addition, the Company currently has limited accounting personnel. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending December 31, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended December 31, 2013, the Company issued $250,000 of 10% convertible promissory notes to certain private investors. The convertible notes mature after three years, at which time all outstanding principal and accrued interest is due.  The notes are convertible at any time by the investors into the Company's current registered offering with $200,000 being convertible into the offering at a 20% discount to the offering price of $1.60 per share, or $1.28 per share, and $50,000 being convertible at a 50% discount to the offering price, or $0.80 per share. In addition to the interest due, the Company has agreed to issue 125,000 warrants to the lenders at an exercise price of 125% of the share price of the proposed offering or $2.00 per share. These convertible notes are secured by all of the Company’s assets.  The warrants are exercisable at $2.00 per share and expire after three years.

In addition, the Company recognized a beneficial conversion feature related to the convertible notes of $90,444, which was credited to additional paid-in capital.  Interest expense related to the warrants and beneficial conversion feature during the three and six month period ended December 31, 2013, was $116,708.

During the period ended December 31, 2013, the Company received cash proceeds of $422,135 for 568,550 shares of common stock. The Company issued 393,550 of these shares and 175,000 of these shares remain to be issued.

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

Dated: February 14, 2014