Form 10-Q
period 2014-03-31
Engage Mobility, Inc
filed 2014-05-20
CIK 1547521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182856

Engage Mobility, Inc.
(Exact name of registrant as specified in its charter)

Florida	45-4632256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Walnut St.
Kansas City, MO 64106
 (Address of principal executive offices)(Zip Code)

(888) 888-3642
(Registrant’s telephone number, including area code)

2295 S. Hiawassee Rd., Suite 414
Orlando, FL 32835
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

Yes ☐ No ☒

As of May 13, 2014, the registrant had 21,447,247 shares of its common stock outstanding.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.
BALANCE SHEETS
As of March 31, 2014, and June 30, 2013

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$108,478	$-
Accounts receivable	9,535	8,500
Prepaid expenses	43,909	-
Total Current Assets	161,922	8,500

PROPERTY AND EQUIPMENT, net	7,459	2,958

OTHER ASSETS
Intangible asset, net	88,531	24,000

TOTAL ASSETS	$257,912	$35,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$67,014	$21,940
Due to bank	-	14,282
Total Current Liabilities	67,014	36,222

LONG TERM LIABILITIES
Convertible notes payable	1,638	-
Notes payable	320,000	280,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 21,447,247 and 20,126,500	1,622,125	166,500
Paid in capital	2,826,033	4,000
Deferred Compensation	(41,669)	-
Accumulated deficit	(4,537,229)	(451,264)
Total stockholders' equity (deficit)	(130,740)	(280,764)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$257,912	$35,458

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
UNAUDITED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended March 31, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

REVENUE	$160,135	$6,245	$526,790	$10,234

OPERATING EXPENSES:
COSTS REALTED TO REVENUE	-	5,000	13,100	9,176
GENERAL AND ADMINISTRATIVE EXPENSES	2,627,071	99,570	3,570,005	216,739

TOTAL OPERATING EXPENSES	2,627,071	104,570	3,583,105	225,915

OPERATING LOSS	(2,466,936)	(98,325)	(3,056,315)	(215,681)

INTEREST EXPENSE	891,139	3,755	1,029,650	5,249

LOSS BEFORE INCOME TAXES	(3,358,075)	(102,080)	(4,085,965)	(220,930)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,358,075)	$(102,080)	$(4,085,965)	$(220,930)

Net Loss Per Common Share, basic & diluted	$(0.16)	$(0.01)	$(0.20)	$(0.01)

Weighted Average Common Shares Outstanding, basic & diluted	21,103,042	20,126,500	20,525,017	20,040,000

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2014 and 2013

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(829,464)	$(206,233)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible	(50,000)	(24,000)
Purchase of property and equipment	(9,911)	-
Net cash (used in) investing activities	(59,911)	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	(14,282)	-
Notes payable	375,000	165,000
Repayment of notes payable	(85,000)	-
Common shares issued for cash, net	722,135	-

Net cash provided by financing activities	997,853	165,000

Net increase (decrease) in cash	108,478	(65,233)
Cash - beginning balance	-	153,591

CASH ENDING BALANCE	$108,478	$88,358

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2014

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

During January 2013, the Company entered into a licensing and development agreement with a third party to develop and integrate a mobile communication platform for a fee aggregating $73,000. The Company terminated its arrangement with this developer for which an aggregate of $48,000 had been paid and instead acquired a basic mobile platform from a third party at a cost of $50,000 which has been paid at March 31, 2014. The Company will use its internal development team to complete its own proprietary mobile platform. The new platform will replace the original platform which will be phased out during 2014.  Amortization for the old platform will commence in 2014 for a ten month period at which time it will be fully amortized and amortization of the new platform will begin upon completion of the platform.

Property and Equipment

Depreciation of office and production equipment is recognized by the straight-line method over the 5 year estimated useful lives of the related assets.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

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

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,537,229 at March 31, 2014, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 NOTES PAYABLE

As of June 30, 2013, the Company had borrowed an aggregate of $280,000 pursuant to non-convertible promissory notes, bearing interest at 10% per annum.  Interest is payable monthly and the principal, together with any unpaid interest, is due 48 months from the dates of the notes.  During the nine month period ended March 31, 2014, the Company borrowed an additional $125,000 pursuant to non-convertible promissory notes with similar terms. In addition, the Company repaid $85,000 of the previously issued notes.

The notes are due as follows:

Year ending June 30, 2017	$320,000	$280,000

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

During February 2014 the holder of the $200,000 convertible note agreed to convert the note into 200,000 shares of the Company’s common stock (see Note 6). This note holder also agreed to purchase an additional 100,000 shares of the Company’s common stock for $100,000 in cash. The Company granted the note holder an option to purchase 200,000 common shares at $1.50 per share and 200,000 shares at $2.00 per share for a three year period.

Convertible notes payable consist of the following at March 31, 2014:

Notes payable	$50,000
Beneficial conversion feature and unamortized warrants	(48,362)
$1,638

Charges to operations related to the warrants and beneficial conversion feature during the period ended March 31, 2014, were $42,082.

NOTE 6 STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock.  At March 31, 2014, 21,447,247 shares were issued and outstanding.

During the period ended March 31, 2014, the Company issued common shares as follows:

The Company issued 1,030,650 shares of common stock for $775,605 of which $722,135 has been received and $53,470 has been recorded as a receivable for common stock. The $53,470 has been recorded as a reduction in common stock.

The Company issued 35,147 shares of common stock for services. These shares were valued at the trading price of the Company’s common shares on the date it was agreed the shares would be issued of $100,490 which has been charged to operations during the period.

The Company issued 200,000 shares of common stock for the conversion of a $200,000 note. The shares were valued at their trading price on the conversion date of $533,000. The value of the shares in excess of the note of $333,000 has been charged to operations during the period.

The Company issued 54,950 common shares for services to be performed over a one year period, which were valued at their estimated fair value of $100,000 based on the trading price of the Company’s common shares. The value of these shares has been recorded as deferred compensation and is being amortized over the one year period during which the related services will be received. At March 31, 2014 $41,669 of deferred compensation remains to be amortized (see Note 7).

On July 31, 2013, the Company’s registration statement on Form S-1 became effective. The Company is offering for sale a maximum of 6,250,000 shares of its no par value common stock at a price of $1.60 per share. As of March 31, 2014, no shares had been sold pursuant to the offering.

Stock options

Two employees were granted an aggregate of 614,000 five year options (see Note 7) which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,419,000, of which $339,376 has been charged to operations during the period ended March 31, 2014. The balance of the fair value of the options will be charged to operations over the vesting period. The options were valued using the Black-Scholes option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

In conjunction with the conversion of the $200,000 note described above the Company issued an aggregate of 400,000 three year options exercisable 200,000 options at $1.50 per share and 200,000 options at $2.00 per share.

The aggregate grant date fair value of the options was approximately $580,600 has been charged to operations during the period ended March 31, 2014. The options were valued using the Black-Scholes option pricing model with the following assumptions:

Volatility 108% - Dividend rate 0% - Interest rate 0.86% - 1.66% - Term 3 years

The Company issued 1,000,000 five year options exercisable at $1.00 per share for services.

The aggregate grant date fair value of the options was approximately $1,654,000 has been charged to operations during the period ended March 31, 2014. The options were valued using the Black-Scholes option pricing model with the following assumptions:

Volatility 108% - Dividend rate 0% - Interest rate 0.86% - 1.66% - Term 3 years

NOTE 7       COMMITMENTS AND CONTINGENCIES

During the period ended March 31, 2014, the Company entered into a consulting agreement for a one year period. The Company advanced $103,000 in cash and issued 54,950 shares of common stock for these services, which shares were valued at their estimated fair value of $100,000. The total consideration paid of $203,000 is being amortized over the one year period of the agreement commencing in September 2013. The unamortized balance of $85,577 is included in prepaid expenses for the cash payment ($43,908) and deferred compensation for the share payment ($41,669).

During the period ended March 31, 2014, the Company entered into employment contracts with two employees, with no set duration, for aggregate compensation of $260,000 per year. The employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options (see Note 6).

On March 12, 2014, the Company filed a lawsuit in Florida against IRTH Communications, LLC for breach of contract and fraud, seeking return of $110,500 paid to IRTH and seeking cancellation of 54,950 shares of common stock issued to IRTH for services. The Company has alleged that IRTH defrauded the Company in order to receive the money and shares, and did not perform the agreed services. This case is still pending.

In response, on March 19, 2014, IRTH filed a lawsuit in California against the Company arising out of the same contract and transactions, seeking $73,000 in alleged damages for breach of contract and seeking the lifting of restrictions on said 54,950 shares. The Company has filed a Motion to Dismiss this case based on the prior Florida action. This case is still pending.

NOTE 8        CONCENTRATIONS

During the nine months ended March 31, 2014, the Company made sales of $300,000 and $150,000 to two foreign customers which represented 85% of revenue for the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three and nine month period ended March 31, 2014 and 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

In addition to this core product offering, we will offer to our clients additional products and services in order to assist in growing their business, including mobile optimization of websites, as well as additional mobile marketing, customer acquisition services and mobile data services.

Recent Developments

In September 2013, we completed initial development and launch of version 1.0 of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We began initial marketing and sales efforts for version 1.0 of the system to clients in September 2013.

In October, 2013 we entered into a Memorandum of Understanding with certain parties to develop and launch a Chinese version of our Mobile Engagement System in China in 2014. In February, 2014 we entered into the final Joint Venture agreement and delivered the initial platform to our partners in China in March 2014.

In April, 2014 we completed development of version 2.0 of our Mobile Engagement System, which was developed internally by our own development team, and which includes our new product immersion, a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System. We have only experienced nominal initial revenue, and we do not expect to experience consistent revenue until fiscal 2015.

Plan of Operation

Until May 2014, our efforts have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our newest suite of products including version 2.0 of the Mobile Engagement System as of May 2014.  We are in the process of developing and implementing sales and marketing initiatives to sell our products. Although we have experienced some initial revenue, mainly in the form of initial development fees, we do not expect to begin realizing consistent revenue until fiscal 2015.

As of March 31, 2014, we have taken the following steps to implement our business plan:

In September 2013, we completed initial development and launch of version 1.0 of our Mobile Engagement System. In conjunction therewith we launched our Engage Mobility mobile application as a free download in the Apple iTunes® and Google Play® stores. We began initial marketing and sales efforts for version 1.0 of the system to clients in September 2013.

In October, 2013 we entered into a Memorandum of Understanding with certain parties to develop and launch a Chinese version of our Mobile Engagement System in China in 2014. In February, 2014 we entered into the final Joint Venture agreement and delivered the initial platform to our partners in China in March 2014.

In April, 2014 we completed development of version 2.0 of our Mobile Engagement System, which was developed internally by our own development team, and which includes our new product immersion, a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System. We have only experienced nominal initial revenue, and we do not expect to experience consistent revenue until fiscal 2015.

During the next 12 months, subject to availability of capital, we expect to:

Launch a full roll out in the U.S. of our Mobile Engagement System. We expect to market the Mobile Engagement System through direct marketing via the internet, through trade shows and seminars, through the hiring of both national and local sales personnel, through channel partners, independent reps and telesales. Subject to availability of capital, we intend to implement all of these sales initiatives during the 4th quarter of 2014 or the first quarter of 2015. This will involve hiring a national sales manager, a number of local sales managers and local sales representatives, five to 15 telesales people, as well as associated staffs. The cost of marketing our Mobile Engagement System is estimated to be between $30,000 and $250,000 per month, but will be scaled in if and when capital is available.

We have a current burn rate, as of March 31, 2014, of approximately $100,000 to $150,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between July 2014 and August 2014. For this reason, if we do not experience any income in the first half of fiscal 2015, we will need to raise additional capital of between $100,000 and $150,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between May 2014 and August 2014 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter beginning May 2014. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

Results of Operations

Comparison of the three and nine months ended March 31, 2014 and 2013

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We emerged from a development stage company to an operating company during the current fiscal year. During the three months ended March 31, 2014, we generated revenue of  $160,135, as compared to $6,245 for the three months ended March 31, 2013. Our revenues for the nine months ended March 31, 2014 were $526,790, compared to $10,234, for the nine months ended March 31, 2013. During the period ended March 31, 2014, the Company made sales to two foreign customers for an aggregate of $450,000. Our revenue was derived primarily from development fees.

Operating Expenses

During the three months ended March 31, 2014, we incurred general and administrative expenses of $2,627,071, and during the three months ended March 31, 2013, we incurred general and administrative expenses of $99,570.  Our general and administrative expenses for the nine months ended March 31, 2014 were $3,570,005, compared to $216,739, for the nine months ended March 31, 2013.These operating  expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The increase in the periods resulted principally from stock based compensation and from increased operating expenses associated with ramping up sales and marketing initiatives and hiring of our own internal development teams. During the three and nine months ended March 31, 2014, the Company recorded stock based compensation charges of $1,852,748 and $2,152,201.

Interest expense

Interest expense was $891,139 and $1,029,650for the three and nine months ended March 31, 2014, as compared to $3,755 and $5,249 for the three and nine months ended March 31, 2013. The primary causes of the increase were the amortization of warrants and the beneficial conversion feature related to certain notes payable and an increase in outstanding debt.

Net Income and Loss

We had net loss of $3,358,075 for the three months ended March 31, 2014, compared to $102,080 for the three months ended March 31, 2013. We had net loss of $4,085,965 for the nine months ended March 31, 2014, compared to $220,930 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $108,478 of cash.  Our primary uses of cash were for development and testing of products, marketing.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offerings, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;

●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;

●	Development of new customers and market initiation, and

●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the nine months ended March 31, 2014:

Cash flows used in operating activities	$(829,464)
Cash flows from investing activities	$(59,911)
Cash flows from financing activities	$997,853
Net (increase) in cash and cash equivalents	$108,478

Cash flows used in investing activities consisted of the acquisition of intangibles of $50,000 and the acquisition of property and equipment of $9,911.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $375,000 the repayment of debt of $85,000 a repayment of a bank overdraft of $14,282 and proceeds from common stock issuances of $722,135.

We have a current burn rate, as of March 31, 2014, of approximately $100,000 to $150,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between July 2014 and August 2014. For this reason, if we do not experience any income in the first half of fiscal 2015, we will need to raise additional capital of between $100,000 and $150,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between May 2014 and August 2014 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter beginning May 2014. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,537,229 and as net loss of $4,085,965 during the period ended March 31, 2014. We have a current burn rate, as of March 31, 2014, of approximately $80,000 to $100,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime before May 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $80,000 and $100,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On March 12, 2014, the Company filed a lawsuit in Florida against IRTH Communications, LLC for breach of contract and fraud, seeking return of $110,500 paid to IRTH and seeking cancellation of 54,950 shares of common stock issued to IRTH for services. The Company has alleged that IRTH defrauded the Company in order to receive the money and shares, and did not perform the agreed services. This case is still pending.

In response, on March 19, 2014, IRTH filed a lawsuit in California against the Company arising out of the same contract and transactions, seeking $73,000 in alleged damages for breach of contract and seeking the lifting of restrictions on said 54,950 shares. The Company has filed a Motion to Dismiss this case based on the prior Florida action. This case is still pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2014, the Company issued common shares as follows:

The Company issued 1,030,650 shares of common stock for $775,605 of which $722,135 has been received and $53,470 has been recorded as a receivable for common stock. The $53,470 has been recorded as a reduction in common stock.

The Company issued 35,147 shares of common stock for services. These shares were valued at the trading price of the Company’s common shares on the date it was agreed the shares would be issued of $100,490 which has been charged to operations during the period.

The Company issued 200,000 shares of common stock for the conversion of a $200,000 note. The shares were valued at their trading price on the conversion date of $533,000. The value of the shares in excess of the note of $333,000 has been charged to operations during the period.

The Company issued 54,950 common shares for services to be performed over a one year period, which were valued at their estimated fair value of $100,000 based on the trading price of the Company’s common shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Engage Mobility, Inc.

By:	/s/ James S. Byrd, Jr.
James S. Byrd, Jr.
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Dated: May 20, 2014