Form 10-K
period 2014-06-30
Engage Mobility, Inc
filed 2014-10-15
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169802

Engage Mobility, Inc.

 (Name of small business issuer in its charter)

Florida	45-4632256
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

140 Walnut St. Kansas City, MO	64106
(Address of principal executive offices)	(Zip Code)

(407) 329-7404

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Yes ☐     No ☒

As of October 14, 2014, the registrant had 21,772,567  shares of its common stock outstanding.

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

We sell to businesses, on monthly subscription or per user basis, our Mobile Engagement System, which includes a front end augmented reality browser to allow their business logos to come to life in video, and a back end mobile CRM that allows them to interact with their customers in an ongoing manner in the mobile environment. We offer the Engage Mobility App as a free download to consumers and allow the consumer to locate businesses in their area through our platform and receive information, contact the business, receive coupons or offers or otherwise engage with that brand. Our platform also offers the business full analytics regarding their customer base and the ability to communicate with their customer base in a contextually relevant manner.

As of October 2014 we have taken the following steps to become an operating company:

1.	We have experienced some revenue and have signed up a number of customers for the system, however we have not begun to experience substantial revenue from the offering of the system as of October 2014.

2.	We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement with our partners in China in February 2014. The Chinese JV was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture.

3.	We have continued to offer our full suite of mobile marketing products to business and during the past 12 months we have begun offering mobile responsive website design and hosting services, mobile marketing services and other related services to our clients. We have begun to experience some recurring monthly revenues from these offerings.

We do not own any real estate and no real property is included in our financial statements. We lease our corporate office in Kansas City, Missouri on a three year lease at $2,602.50 per month.

Our Service

We provide a full menu of mobile and online marketing services for business owners who want to grow or maintain their customer base, with the focus being on using video content as a marketing platform for driving customer acquisition.

Our Strategy

Our objective is to become the leader in mobile marketing, data delivery and customer engagement for business owners. We believe that the mobile marketing industry is growing rapidly and with our augmented reality platform, MCRM, data delivery and marketing system we have the potential to take advantage of that growth.

Acquire and Retain Clients.  We believe a strong and diverse client base is critical to the success of our company. The use of mobile marketing is growing rapidly, and our ability to acquire business owners as clients during this growth phase is important to developing market share. Subject to availability of capital, we intend to focus on client acquisition through a variety of means including e-mail marketing, national and local sales marketing, telemarketing, development of agreements with channel partners, as well as the use of conventional Internet marketing methods such as pay per click and cost per acquisition programs. Additionally, and subject to availability of capital, we intend to use our own marketing efforts for our video content and video syndication for the purpose of driving customer acquisition and revenues. Once we have acquired the client initially, we intend to continue to work with the client to deepen the relationship as we assist the client in using our services to enhance their business. If we do a good job for clients and help their business grow, we should be able to expand our relationship with the client as well, resulting in greater long term sustainable revenue for us.  However, we cannot be certain that sufficient capital will be available to us to accomplish the above objectives, or that we will be able to expand our relationships with our clients in order to create such revenue and that we will be able to generate long term sustainable revenue from such relationships.

Distribution and Marketing

Subject to availability of capital, we plan to distribute our products and services through national and local sales efforts, independent reps, channel partners, online marketing, and video marketing, as well as through email, our website, social networks, telemarketing and by affiliating with channel partners such as advertising and other marketing companies.  We intend to use both internal and outsourced sales groups and programs to sell our products and offerings to qualified client lists and databases.

Operations

Our business operations are divided into the following core functions:

Sales and Marketing

We intend, subject to availability of capital, to implement all of the above stated programs in fiscal 2015 for purposes of driving customer acquisition and building our revenue base. Our sales and marketing initiatives will include deployment and oversight of our internal sales and marketing personnel, our outsourced telesales and channel partner sales organizations, and our email and direct marketing partners to deploy an array of marketing programs as set forth above and herein.

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

Competition

In the past few years, the number of online and mobile video technologies, offerings and companies has grown rapidly. The markets for the products and services that we offer are very competitive, are rapidly evolving and have relatively low barriers to entry. In addition to other video production and technology companies, we compete with all general advertising and marketing companies who eventually will want to include video marketing in their suite of product offerings, and who may develop their own similar products and compete with us for market share. These potential competitors may have more mature lines of distribution than us, be better financed than us, or may create a product offering that is superior to ours. Any of these factors can cause a competitor to take market share away from us or otherwise substantially hurt our business. We believe that competition in our market is based predominantly on:

●	price

●	brand recognition;

●	product and service components and deliverables;

●	track record of creating and keeping satisfied clients;

●	success of underlying marketing programs for online video content;

order delivery performance and customer service.

We believe that we will enjoy the following competitive advantages, provided that we have sufficient access to capital:

●	Our President, Chief Executive Officer and Chief Financial Officer, Douglas S. Hackett, has experience in internet marketing including video driven internet marketing. We believe his knowledge of design and sales strategy gleaned from previous experience with online marketing products and services, will be critical to our success.

●	We intend, subject to capital availability, to provide a suite of products that will allow all business owners to use our Mobile Engagement System including the pricing of our product offerings based on per user or performance based pricing. By developing a user based pricing model, we believe that we will make mobile marketing business video affordable for all business owners, even small proprietors or home based business owners. By opening this door to a larger group of potential users, we believe that we have the ability to gain market share rapidly and take a leadership role in this growing space.

●	We will attempt to use our outsourced relationships to keep costs down, which will allow us to offer competitive pricing. We have outsourced certain sales and fulfillment functions, including the outsourcing of certain fulfillment functions to offshore contractors, and that will allow us to keep our sales and fulfillment costs low and marginal. This will allow us to maintain margin and pricing integrity, and this should give us a competitive advantage.

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

Intellectual Property

Although we believe that our business methodology is proprietary in terms of how we deliver our service to our client, and how we use deploy video in a marketing context, we currently hold no patents, copyrights or trademarks. We have filed for patent protection on our Mobile Engagement System, however we do not know if such a patent will issue. It is our policy to enter into confidentiality agreements with any outsourced sales or service providers so that our proprietary methodology, customer’s lists and business information are contractually protected, and we intend to enforce any such contractual provisions as the law allows in the event of a breach. We cannot assure you that these contractual arrangements will prevent third parties from acquiring or using our proprietary business information to compete against us.

Employees

We currently have 4 full time and 2 part time employees in the areas of sales, marketing, IT and tech support, financial management, administrative, investor relations and executive management.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Properties

We rent our office space at 140 Walnut St, Kansas City, Mo for $2,602.50 per month where we house our company and staff.

Item 3.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than discussed below, we are not aware of any other legal proceedings.

We are currently involved in one legal proceeding, a breach of contract lawsuit against IRTH Communications, LLC. On May 24, 2014, we filed a lawsuit in Orange County, FL (case # 2014-CA-00-2626-O), against IRTH for breach of a contract to provide investor relations services to us. In that lawsuit we seek return of $110,000 of monies paid to IRTH, and we seek the cancellation of 54,950 shares of stock issued to IRTH. IRTH has subsequently sued us for breach of contract, seeking damages and also seeking to have their shares cleared for trading, which they are not currently.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the Over-the-Counter (OTC) Markets under the symbol ENGA since April 4, 2013. Between February 20, 2013 and April 4, 2013 we traded under the symbol MRKK. The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Markets quotation service.   The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal June 30, 2014		Fiscal June 30, 2013
	High	Low	High		Low
First Quarter (July 1 – Sept 30)	$1.84	$0.80	$--	(1)		$--	(1)
Second Quarter (October 1 – December 31)	$3.19	$1.28	$--	(1)		$--	(1)
Third Quarter (January 1 – March 31)	$4.50	$2.05	$1.30		$
Fourth Quarter (April 1 – June 30)	$4.00	$1.30	$1.59			$1.25

(1)  A public market for our common stock did not exist prior to February 20, 2013.

Holders

As of October 14, 2014, we had 452 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 21,772,567 shares of common stock issued and outstanding.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three and nine month period ended June 30, 2014 and 2013.

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

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement with our partners in China in February 2014. The Chinese JV was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture.

In April, 2014 we completed development of version 2.0 of our Mobile Engagement System, which was developed internally by our own development team, and which includes our new product immersion , a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System. We have only experienced nominal initial revenue, and we do not expect to experience consistent revenue until fiscal 2015. Due to our failure to raise substantial capital to roll out a full sales initiative for the Mobile Engagement System, we have recently scaled back our staff and are focusing on larger contracts with certain corporate clientele in order to build revenue. If we are able to raise the capital necessary to launch a full sales and marketing initiative we will hire the sales and marketing staff to do so at that time.

Plan of Operation

Until May 2014, our efforts have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our newest suite of products including version 2.0 of the Mobile Engagement System as of May 2014.  We are, subject to availability of capital, in the process of developing and implementing sales and marketing initiatives to sell our products. Although we have experienced some initial revenue, mainly in the form of initial development fees, we do not expect to begin realizing consistent revenue until fiscal 2015.

As of October, 2014, we have taken the following steps to implement our business plan:

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement with our partners in China in February 2014. The Chinese JV was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture.

In April, 2014 we completed development of version 2.0 of our Mobile Engagement System, which was developed internally by our own development team, and which includes our new product immersion , a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

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

We have a current burn rate, as of October 2014, of approximately $15,000 to $25,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between November 2014 and December 2014. For this reason, if we do not experience any income in the first half of fiscal 2015, we will need to raise additional capital of between $15,000 and $25,000 per month, in order to continue our business.  In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between October 2014 and March 2015 in order to effectively implement our business plan.  It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter beginning October 2014. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

Results of Operations

Comparison of the year ended June 30, 2014 and 2013

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. During the year ended June 30, 2013, we have generated $23,234 in revenue as compared to $87,185 for the year ended June 30, 2014.

Operating Expenses

During the year ended June 30, 2013, we incurred general and administrative expenses of $417,520, and during the year ended June 30, 2014 we incurred general and administrative expenses of $4,259,153. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. In addition, they include $3,125,410 of non-cash stock based costs in 2014.

Net Income and Loss

We had net loss of $419,855 for the year ended June 30, 2013, compared to $5,083,628 for the period ended June 30, 2014. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has had no material revenues since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

As of June 30, 2014, we had minimal cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offering, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;

●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;

●	Development of new customers and market initiation, and

●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the year ended June 30, 2014:

Cash used in operating activities	$(1,400,880)
Cash used in investing activities	$(89,242)
Cash flows provided by financing activities	1,506,323
Net increase in cash and cash equivalents	$16,201

Cash flows used in investing activities consisted of the acquisition of intangibles of $75,000 and the acquisition of property and equipment of $14,000.

Cash flows provided by financing activities consisted of the proceeds from notes and convertible notes payable of $430,000, the sale of common shares for cash of $1,276,000 and the repayment of notes payable of $185,000.

We have a current burn rate, as of October 2014, of approximately $15,000 to $25,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between November 2014 and December 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $15,000 and $25,000 per month, in order to continue our business. In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised in between October 2014 and January 2015 in order to effectively implement our business plan. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

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

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash, ,receivables, accounts payable and accrued expenses, and other current liabilities. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,534,892 and a working capital deficit of $479,369. We have a current burn rate, as of October 2015, of approximately $15,000 to $25,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between October 2014 and December 2014. For this reason, if we do not experience any income in the first half of fiscal 2015, we will need to raise additional capital of between $15,000 and $25,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its business strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

ENGAGE MOBILITY, INC.

FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 and 2013

Financial Statements Table of Contents

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Engage Mobility, Inc.

We have audited the accompanying balance sheets of Engage Mobility, Inc. (the "Company") as of June 30, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engage Mobility, Inc. as of June 30, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse PA

Certified Public Accountants

Tampa, Florida

October 14, 2014

ENGAGE MOBILITY, INC.

BALANCE SHEETS

As of June 30, 2014 and 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash	$16,201	$-
Accounts receivable	650	8,500
Prepaid expenses	32,805	-
Total Current Assets	49,656	8,500

PROPERTY AND EQUIPMENT, net	9,627	2,958

OTHER ASSETS
Intangible asset, net	74,263	24,000

TOTAL ASSETS	$133,546	$35,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$59,025	$21,940
Other current liabilities	470,000	-
Due to bank	-	14,282
Total Current Liabilities	529,025	36,222

LONG TERM LIABILITIES
Notes payable	275,000	280,000
Convertible notes payable	2,454	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 21,772,567 and 20,126,500 shares	1,976,595	166,500
Paid in capital	2,885,364	4,000
Accumulated Deficit	(5,534,892)	(451,264)
Total stockholders' equity (deficit)	(672,933)	(280,764)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,546	$35,458

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
STATEMENTS OF OPERATIONS
Years ended June 30, 2014 and 2013

	2014	2013

REVENUE	$87,185	$23,234

COST OF SALES	6,500	15,626

GROSS PROFIT	80,685	7,608

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	4,259,153	417,520

TOTAL OPERATING EXPENSES	4,259,153	417,520

OPERATING LOSS	(4,178,468)	(409,912)

INTEREST EXPENSE	905,160	9,943

LOSS BEFORE INCOME TAXES	(5,083,628)	(419,855)

INCOME TAXES	-	-

NET LOSS	$(5,083,628)	$(419,855)

Net Loss Per Common Share, basic & diluted	$(0.24)	$(0.02)

Weighted Average Common Shares Outstanding, basic & diluted	20,836,050	20,126,500

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Years ended June 30, 2014 and 2013

	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, June 30, 2012	20,126,500	$166,500	$4,000	$(31,409)	$139,091

Net Loss	-	-	-	(419,855)	(419,855)
Balance, June 30, 2013	20,126,500	166,500	4,000	(451,264)	(280,764)

Stock issued for cash	1,343,150	1,275,605	-	-	1,275,605
Stock issued for services, inducements and interest	47,967	234,490	-	-	234,490
Stock issued for debt conversion	200,000	200,000		-	200,000
Stock issued for deferred compensation	54,950	100,000	(100,000)
Options and warrants issued for services and interest	-	-	2,807,587	-	2,807,587
Beneficial conversion feature	-	-	90,444	-	90,444
Deferred compensation expense recognized	-	-	83,333	-	83,333
Net Loss	-	-	-	(5,083,628)	(5,083,628)
Balance, June 30, 2014	21,772,567	$1,976,595	$2,885,364	$(5,534,892)	$(672,933)

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

Years ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,083,628)	$(419,855)

Depreciation and amortization of property and equipment and intangibles	31,828	1,443
Non-cash interest expense resulting from beneficial conversion feature	42,898	—
Common stock, options and warrants issued for services, interest and inducements	3,125,410	—
Changes in assets and liabilities:
Accounts receivable	7,850	(8,500)
Prepaid expenses	(32,805)	2,500
Accounts payable and accrued expenses	37,085	19,940
Other current liabilities	470,000	—

Total adjustments to net income	3,682,266	15,383

Net cash (used in) operating activities	(1,401,362))	(404,472)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangibles	(74,963)	(24,000)
Purchase of property and equipment	(13,797)	(4,401)
Net cash (used in) investing activities	(88,760)	(28,401)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	(14,282)	14,282
Notes payable	180,000	265,000
Convertible notes payable	250,000	—
Notes payable – repayment	(185,000)	—
Common shares issued for cash, net	1,275,605	—
Net cash provided by financing activities	1,506,323	279,282

Net increase (decrease) in cash	16,201	(153,591)
Cash - beginning balance	—	153,591

CASH ENDING BALANCE	$16,201	$—

Cash paid for:
Interest	$—	$9,943
Income taxes	$—	$—

Non-cash investing and financing activities:
Conversion of note payable to common stock	$200,000	$—
Beneficial conversion feature on note payable	$90,444	$—

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

NOTE 1	NATURE OF OPERATIONS

Engage Mobility, Inc.  (the “Company”) was incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. The Company functions as a provider of mobile marketing services, online and mobile video production, distribution, syndication and marketing services for business owners.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the valuation of stock based compensation.

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

 During January 2013 the Company entered into a licensing and development agreement with a third party to develop and integrate a mobile communication platform for a fee aggregating $48,000 In addition to the development fee the Company will pay a monthly license fee based on the number of users. Amortization for the intangible asset began in February 2014.

In November 2013 the Company entered into an agreement to build a mobile platform for a fee of $50,000. The platform was completed during the year and the Company began amortizing the platform in January 2014.

In addition, the Company developed a website at a cost of $963.

Intangible assets consisted of the following:

	2014	2013
Cost basis	$98,963	$24,000
Accumulated amortization	(24,700)	-
	$74,263	$24,000

Property and Equipment

Depreciation of office and production equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Equipment is currently being depreciated over a period of 5 years.

Property and Equipment consist of the following:

Equipment and furniture	$16,755	$2,958
Accumulated depreciation	(7,128)	-
	$9,627	$2,958

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

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

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Recent Pronouncements

The Company has elected to early adopt the FASB Codification topic 915 Development Stage Entities.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,534,892 and a working capital deficit of $479,369 at June 30, 2014. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4	ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and accrued expenses consist of accruals from normal operations of the business.  As of June 30, 2014 and 2013 the balances are $59,025 and $21,940.

Other current liabilities consist of an aggregate of $470,000 received for the development of a mobile platform from the Joint Venture described in Note 12.

NOTE 5	NOTES PAYABLE

Through June 30, 2013, the Company borrowed an aggregate of $280,000 pursuant to non-convertible promissory notes, bearing interest at 10% per annum. During the year ended June 30, 2014, the Company borrowed an additional $180,000 pursuant to non-convertible promissory notes with similar terms. In addition, the Company repaid $185,000 of the previously issued notes. Interest is payable monthly and the principal, together with any unpaid interest, is due 48 months from the dates of the notes.

The notes are due as follows:

Year Ended June 30, 2017	$205,000
Year Ended June 30, 2018	70,000
$275,000

NOTE 6	CONVERTIBLE NOTES PAYABLE

During July 2013, the Company issued $250,000 of 10% convertible promissory notes to certain private investors. The convertible notes mature after three years, at which time all outstanding principal and accrued interest is due. The notes were convertible by the investors into the Company's current registered offering on Form S-1 with $200,000 being convertible into the offering at a 20% discount to the offering price of $1.60 per share, or $1.28 per share, and $50,000 being convertible at a 50% discount to the offering price, or $0.80 per share. In addition to the interest due, the Company issued 125,000 warrants to the lenders at an exercise price of 125% of the share price of the proposed offering or $2.00 per share (see Note 8). These convertible notes are secured by all of the Company’s assets.

In addition, the Company recognized a beneficial conversion feature related to the convertible notes of $90,444, calculated using a binomial model which was credited to additional paid-in capital. Interest on the notes is being recognized using the effective yield method over the three year life of the notes.

During February 2014 the holder of the $200,000 convertible note agreed to convert the note into 200,000 shares of the Company’s common stock (see Note 7). This note holder also purchased an additional 100,000 shares of the Company’s common stock for $100,000 in cash. The Company also granted the note holder an option to purchase 200,000 common shares at $1.50 per share and 200,000 shares at $2.00 per share for a three year period (see Note 8).

Convertible notes payable consist of the following at June 30, 2014:

Notes payable	$50,000
Beneficial conversion feature and unamortized warrants	(47,546)
$2,454

Charges to interest expense related to amortization of the cost of the warrants and beneficial conversion feature during the year ended June 30, 2014, were $202,454.

NOTE 7	STOCKHOLDERS’ EQUITY

Common Stock includes 100,000,000 shares authorized at no par value.

During the year ended June 30, 2014, the Company issued common shares as follows:

The Company issued 1,343,150 shares of common stock for cash of $1,275,605.

On July 31, 2013, the Company’s registration statement on Form S-1 became effective. The Company is offering for sale a maximum of 6,250,000 shares of its no par value common stock at a price of $1.60 per share. As of June 30, 2014, 312,500 shares had been sold pursuant to the offering for cash of $500,000. These shares are included in the shares issued for cash described above.

The Company issued 47,967 shares of common stock for services, inducements and interest. These shares were valued at the trading price of the Company’s common shares on the date it was agreed the shares would be issued of $234,490 which has been charged to operations during the period.

The Company issued 200,000 shares of common stock for the conversion of a $200,000 note (see Note 6). The fair value of the shares in excess of the note of $84,000 has been charged to operations during the period.

The Company issued 54,950 common shares for services to be performed over a one year period, which were valued at their estimated fair value of $100,000 based on the trading price of the Company’s common shares. The value of these shares has been recorded as deferred compensation as a reduction of paid in capital and is being amortized over the one year period during which the related services will be received. At June 30, 2014 $83,333 of deferred compensation has been charged to operations.

NOTE 8	STOCK OPTIONS AND WARRANTS

Two employees were granted an aggregate of 614,000 five year options (see Note 10) which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was $1,415,710 of which $413,398 has been charged to operations during the year ended June 30, 2014. The balance of the fair value of the options will be charged to operations over the vesting period. The options were valued using the Binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of June 30, 2014 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Options outstanding at beginning of year	—	$—
Changes during the year:
Granted	614,000	$3.37
Cancelled/exercised	—

Options outstanding at end of year	614,000	$3.37

Options exercisable at end of year	114,000	$2.50

Weighted average fair value of options granted during the year		$3.37

Costs incurred with respect to stock based compensation related to options for the years ended June 30, 2014 was $413,398. Unrecognized cost as of June 30, 2014 was $1,002,312 which amount is expected to be recognized over approximately 54 months. As of June 30, 2014, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0 and the aggregate intrinsic value of currently exercisable stock options was approximately $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on June 30, 2014, at $2.01 per share. The total number of in-the-money options outstanding and exercisable as of June 30, 2014, was 0.

The following table presents summary information concerning the options outstanding as of June 30, 2014:

Exercise prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$ 2.50 – 4.00	614,000	114,000	4.50

Stock Warrants

In conjunction with the issuance of the convertible notes described in Note 6, the Company issued 125,000 warrants exercisable at $2.00 per share that expire after three years. The aggregate fair value of the warrants was $157,584, using a binomial option pricing model and the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 0.77% - Term 3 years

In conjunction with the conversion of the $200,000 note described in note 6 the Company issued an aggregate of 400,000 three year warrants exercisable 200,000 warrants at $1.50 per share and 200,000 warrants at $2.00 per share. The aggregate grant date fair value of the warrants was $580,600 and has been charged to operations during the year ended June 30, 2014. The warrants were valued using the Binomial option pricing model with the following assumptions:

Volatility 108% - Dividend rate 0% - Interest rate 0.86% - 1.66% - Term 3 years

The Company issued a 1,000,000 five year warrant exercisable at $1.00 per share for services. The aggregate grant date fair value of the warrant was $1,572,005 and has been charged to operations during the year ended June 30, 2014. The warrant was valued using the Binomial option pricing model with the following assumptions:

Volatility 108% - Dividend rate 0% - Interest rate 0.86% - 1.66% - Term 3 years

The total fair value of all warrants issued was $2,310,189

Stock warrants outstanding at June 30, 2014 are as follows:

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2019	$1.00	1,000,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 9	INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. At June 30, 2014 , the Company had operating loss carryforwards of approximately $1,400,000 . The net operating loss carry-forwards may be used to reduce taxable income through the year 2034. The principal difference between the net operating loss for book purposes and income tax purposes results from non-cash charges to operations related to stock options and warrants and common shares issued for services that are not currently deductible for income tax purposes. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2013 and 2014, are as follows:

2013: Deferred tax assets:
Federal net operating loss	$142,000
State net operating loss	21,000
Total deferred tax assets	163,000
Less valuation allowance	(163,000)
$--

2014: Deferred tax assets:
Federal net operating loss	$457,000
State net operating loss	67,000
Total deferred tax assets	524,000
Less valuation allowance	(524,000)
$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2014 and 2013, to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such assets. Management reviews this valuation allowance requirement periodically and makes adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2014 and 2013 is as follows:

Federal income tax rate	(34.0)%
State tax, net of federal benefit	(5.0)
Increase in valuation allowance	39.0
Effective income tax rate	-%

NOTE 10	COMMITMENTS AND CONTINGENCIES

During the period ended March 31, 2014, the Company entered into a consulting agreement for a one year period. The Company advanced $103,000 in cash and issued 54,950 shares of common stock for these services, which shares were valued at their estimated fair value of $100,000. The total consideration paid of $203,000 is being amortized over the one year period of the agreement commencing in September 2013. The unamortized balance is included in prepaid expenses for the cash payment ($14,128) and deferred compensation for the share payment ($16,667).

During the period ended March 31, 2014, the Company entered into employment contracts with two employees, with no set duration, for aggregate compensation of $260,000 per year. The employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options (see Note 8).

We are currently involved in one legal proceeding, a breach of contract lawsuit against IRTH Communications, LLC. On May 24, 2014, we filed a lawsuit in Orange County, FL (case # 2014-CA-00-2626-O), against IRTH for breach of a contract to provide investor relations services to us. In that lawsuit we seek return of $110,000 of monies paid to IRTH, and we seek the cancellation of 54,950 shares of stock issued to IRTH. IRTH has subsequently sued us separately in the California courts for breach of contract, seeking damages and also seeking to have their shares cleared for trading, which they are not currently. However, the California action has been stayed pending the outcome of the Florida lawsuit. We believe the counterclaim is without merit and if needed will defend it vigorously. Because of this, and because the case is in the early stages it is not possible to estimate its possible outcome. As such, no effect has been given to any loss that may result from the resolution of this matter in the accompanying financial statements.

NOTE 11	STOCK BASED EXPENSES

During the year ended June 30, 2014, the Company charged stock based compensation to operations as follows:

General and administrative expense	$2,348,329
Interest expense	$867,081

NOTE 12	SUBSEQUENT EVENTS

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement with our partners in China in February 2014. The Chinese JV was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture. We have a 15% interest in this JV.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Our financial statements as of and for the year ended June 30, 2014 and 2013 included in this report have been audited by Kingery & Crouse PA as set forth in this Report.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2014, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2014, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

●	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties and timely information; and

●	The Company does not have effective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended June 30, 2014) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

On October 13, 2014, Ms. Byrd resigned as our chief executive officer and secretary. Mr. Byrd’s resignation is not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. Mr. Byrd will continue to serve as the Company’s chairman of the board of directors. On the same date, the Board appointed Mr. Hackett, the Company’s president, chief financial officer, treasurer and director to serve as chief executive officer of the Company.

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

Name	Age	Position
James S. Byrd, Jr.	55	Chairman of the Board of Directors
Douglas S. Hackett	50	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Eric Fellows	43	Chief Operating Officer

James Byrd Jr. has served as our chairman of the board of directors since inception. Mr. Byrd has spent his career focused on building businesses in a wide range of industries, from start-ups to mature companies, both publicly traded and privately held. In addition to being CEO of our Company, Mr. Byrd is also a practicing attorney and partner in Byrd & Byrd, PL, a small commercial law firm that he owns with his wife. Prior to that, Mr. Byrd was a Managing Director and Attorney for the Morgan & Morgan Business Trial Group (2010 – 2012). From 2008 to 2009 Mr. Byrd was the Chairman and CEO of Gen2Media Corp. (now Vidaroo Corp), and was a Director at Best Energy Services, Inc. Mr. Byrd was also a Principal owner and Managing Member of Vanguard Capital, LLC, a privately owned venture capital firm, from 2005 to 2010. We believe that Mr. Byrd’s experience as a business attorney, public company officer and director qualify him to serve on our board of directors.

Douglas S. Hackett has served as our president, treasurer and director since inception and was appointed as our acting chief financial officer in July 2012. On October 13, 2014, Mr. Hackett was appointed to serve as our chief executive officer. He is a media and marketing veteran with special interest in humanitarian projects around the world. Mr. Hackett has experience in public company and privately held business leadership positions. From 2011 until the present, he has served as Partner and Chairman of Market Leverage, LLC, a digital advertising network. From 2009 until 2011 he served on the Board of Directors of C3 Investment Fund, a fund related to the Global Orphan Project concentrated on sustainable business projects in third world countries to support the care of children. From 2011 to 2012, he was a Member of Life Giving Fuels, LLC and LSK Farms, entities that concentrate on sustainable bio fuel and farming projects. In 2012, he served as a Board Member of a mobile marketing company called Total Communicator Solutions, Inc. In addition, he is a Co-Founder (2009) and currently serving as Chairman of the Board of Directors for Life Giving Force Foundation, a not for profit company focused on delivering clean water solutions to third world countries and specializes in disaster relief assistance. Mr. Hackett also served on the Board of Directors of the World Rainforest Foundation (2009-2010), a non-profit organization focused on preserving the unique and precious resources that abound in undisturbed natural rainforest land for future generations of the world. Mr. Hackett presently serves as a Director for Looking Glass Funds, a venture fund that targets emerging companies with strong growth potential for early stage financing. Mr. Hackett is currently a Board Member and President for Hub Data, Inc, a technology firm that specializes in website hosting, web-based marketing services and database management. We believe that Mr. Hackett’s experience as an entrepreneur and officer and director of public company qualify him to serve on our board of directors.

Eric Fellows, Mr. Fellows serves as the Chief Operating Officer for Engage Mobility. He has an MBA and experienced financial and business analyst, customer acquisition expert, and multi-channel marketing and advertising executive. As the Network Director and partner at Market Leverage, he has managed online, email and website marketing, and has vast experience in affiliate marketing; media planning; financial analysis; business planning; website “sales funnel” optimization for online lead and customer acquisition; lead generation; ecommerce; website search engine optimization and online product launch management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

With the exception of the employment agreements discussed in Note 10 of the accompanying financial statements, we have not entered into employment agreements with any of our employees, officers and directors.

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

The following table sets forth the compensation paid by us for the last two fiscal years ending June 30, 2014 and 2013 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers. On October 13, 2014, Mr. Byrd resigned as our chief executive officer. Mr. Byrd’s resignation is not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. Mr. Byrd will continue to serve as the Company’s secretary and chairman of the board of directors. On the same date, the Board appointed Mr. Hackett, the Company’s president,, acting chief financial officer, treasurer and director to serve as chief executive officer of the Company.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended June 30		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James S. Byrd, Jr.	2014		$67,754.46	—	—	—	—	—	—	$67,754.46
Chairman (1)

James S. Byrd, Jr.	2013		$0	—	—	—	—	—	—	$0
Chairman (1)

Douglas S. Hackett	2014		$54,807.69	—	—	—	—	—	—	$54,807.69
President, CEO, CFO, Secretary, Treasurer, and Director

Douglas S. Hackett	2013		$0	—	—	—	—	—	—	$0
President, CEO, CFO, Secretary, Treasurer, and Director

Eric Fellows	2014		$35,966.73	—	—	—	—	—	—	$35,966.73
COO

Eric Fellows	2013	(2)	$—	—	—	—	—	—	—	$—
COO

(1)	On October 13, 2014, Ms. Byrd resigned as our chief executive officer and secretary.

(2)	Mr. Fellows was appointed as COO in October 2013.

Outstanding Equity Awards at Fiscal Year-End Table

During our 2014 fiscal year, two employees were granted an aggregate of 614,000 five year options (see Note 8 of our Financial Statements) which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was $1,415,710 of which $413,398 has been charged to operations during the year ended June 30, 2014.

A summary of the status of the stock options granted to employees and others as of June 30, 2014 is provided in Note 8 of our Financial Statements.

Other than discussed above, we do not have any equity compensation plans and therefore no equity awards are outstanding as of June 30, 2014.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 14, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 140 Walnut St. Kansas City, MO 64106.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Executive Officers and Directors
James S. Byrd, Jr. (3)	1,694,500	7.78%
Douglas S. Hackett (2)	15,235,005	69.97%
Eric Fellows	0	0%
Directors and executive officers as a group (3 persons)	16,929,505	77.91%
Other 5% Holders:
None.

(1)	Based on 21,772,567 shares of common stock issued and outstanding as of October 14, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Including 8,581,218 shares of common stock held by Douglas S. Hackett and Neala S. Hackett, TBE, and 62,500 beneficially owned in HK Holdings, LLC.

(3)	Includes 62,500 beneficially owned through HK Holdings, LLC

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

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended June 30, 2014 and June 30, 2013, we were billed approximately $18,750 and $9,750, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2014 and June 30, 2013.

Tax Fees

For the Company’s fiscal years ended June 30, 2014 and June 30, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $3,475 and $1,300, respectively, in audit related fees pertaining to the filing of a registration statement during the fiscal years ended June 30, 2012 and 2013.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. (1)
3.2	By-Laws. (1)
4.1	Form of Subscription Agreement. (4)
10.1	Promissory Note, dated March 9, 2012. (2)
10.2	Sales Agreement between MarketKast, Inc. and Veritas Consulting Group, Inc., dated May 29, 2012. (3)
10.3	Technology License and Services Agreement, by and among Total Communicator Solutions and Engage Mobility, Inc. (f/k/a MarketKast), dated January 24, 2013. (4)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on July 26, 2012.
(2)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on September 7, 2012.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on September 28, 2012.
(4)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on July 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2014

Engage Mobility

/s/ Douglas S. Hackett
Name: Douglas S. Hackett Position: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer Duly Authorized and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James S. Byrd, Jr.	Chairman of the Board	October 15, 2014

/s/ Douglas S. Hackett	President, Chief Executive Officer, Chief Financial Officer Secretary, Treasurer, Director	October 15, 2014

/s/ Eric Fellows	Chief Operating Officer	October 15, 2014

