Form 10-Q/A
period 2013-12-31
Engage Mobility, Inc
filed 2014-10-24
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report of Engage Mobility, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on February 14, 2014 (the “Original Filing Date”), is to make certain changes to the disclosures in the financial statements set forth therein.  The Company determined that $300,000 previously recognized as revenue should have been recorded as a liability. The adjustment to correct this resulted in the recording of a liability $300,000 at December 31, 2013, and a reduction of revenue and increase in the net loss for the three and six months ended December 31, 2013, of $300,000.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.
BALANCE SHEETS
As of December 31, 2013, and June 30, 2013

	December 31,	June 30,
	2013	2013
	(Unaudited) (RESTATED)
ASSETS

CURRENT ASSETS
Cash	$409,326	$-
Accounts receivable	14,735	8,500
Prepaid expenses	62,606	-
Total Current Assets	486,667	8,500

PROPERTY AND EQUIPMENT, net	12,928	2,958

OTHER ASSETS
Intangible asset	73,000	24,000

TOTAL ASSETS	$572,595	$35,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$74,702	$21,940
Other Current Liabilities	300,000	-
Due to bank	-	14,282
Total Current Liabilities	374,702	36,222

LONG TERM LIABILITIES
Convertible notes payable	118,680	-
Notes payable	345,000	280,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 20,575,000 and 20,126,500	688,635	166,500
Paid in capital	591,400	4,000
Deferred Compensation	(66,668)	-
Accumulated deficit	(1,479,154)	(451,264)
Total stockholders' equity (deficit)	265,787	(280,764)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$572,595	$35,458

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
UNAUDITED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended December 31, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(RESTATED)		(RESTATED)
REVENUE	$26,220	$1,050	$66,655	$3,989

OPERATING EXPENSES:
COSTS REALTED TO REVENUE	4,100	1,500	13,100	4,176
GENERAL AND ADMINISTRATIVE EXPENSES	706,851	70,142	942,934	117,169

TOTAL OPERATING EXPENSES	710,951	71,642	956,034	121,345

OPERATING LOSS	(684,731)	(70,592)	(889,379)	(117,356)

INTEREST EXPENSE	109,843	746	138,511	1,494

LOSS BEFORE INCOME TAXES	(494,574)	(71,338)	(727,890)	(118,850)

INCOME TAXES	-	-	-	-

NET LOSS	$(794,574)	$(71,338)	$(1,027,890)	$(118,850)

Net Loss Per Common Share, basic & diluted	$(0.04)	$(0.00)	$(0.05)	$(0.01)

Weighted Average Common Shares Outstanding, basic & diluted	20,330,967	20,126,500	20,242,288	20,126,500

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2013 and 2012

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2013	2012
	(RESTATED)
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,479,154 at December 31, 2013, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 9	CORRECTION OF AN ERROR

The Company has determined that $300,000 previously recognized as revenue should have been recorded as a liability. The adjustment to correct this resulted the recording of a liability of $300,000 at December 31, 2013, and a reduction of revenue for the three and six months ended December 31, 2013, of $300,000 and an increase in the net loss for the three and nine six ended December 31, 2013, of $300,000 ($0.02 and $0.01 per share).

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

Results of Operations

Comparison of the three months and six months ended December 31, 2013 and 2012

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We generated $26,220, as compared to $1,050 for the three months ended December 31, 2012. Our revenues for the six months ended December 31, 2013 were $66,655, compared to $3,989, for the six months ended December 31, 2012.

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

Net Income and Loss

We had net loss of $794,574 for the three months ended December 31, 2013, compared to $71,338 for the three months ended December, 2012. We had net loss of $1,027,890 for the six months ended December 31, 2013, compared to $118,850 for the six months ended December, 2012.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,479,154 as of December 31, 2013, and as net loss of $1,027,890 during the period ended December 31, 2013. We have a current burn rate, as of December 2013, of approximately $80,000 to $100,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime before May 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $80,000 and $100,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Note Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Engage Mobility, Inc.

/s/ Douglas S. Hackett
Name: Douglas S. Hackett Position: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Dated: October 23, 2014

