Form 10-Q/A
period 2014-03-31
Engage Mobility, Inc
filed 2014-10-24
CIK 1547521

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report of Engage Mobility, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2014 (the “Original Filing Date”), is to make certain changes to the disclosures in the financial statements set forth therein.  The Company determined that $450,000 previously recognized as revenue should have been recorded as a liability. The adjustment to correct this resulted in the recording of a liability $450,000 at March 31, 2014, and a reduction of revenue and increase in the net loss for the nine months ended March 31, 2014, of $450,000.

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.

BALANCE SHEETS

As of March 31, 2014, and June 30, 2013

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS	(RESTATED)

CURRENT ASSETS
Cash	$108,478	$-
Accounts receivable	9,535	8,500
Prepaid expenses	43,909	-
Total Current Assets	161,922	8,500

PROPERTY AND EQUIPMENT, net	7,459	2,958

OTHER ASSETS
Intangible asset, net	88,531	24,000

TOTAL ASSETS	$257,912	$35,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
A ccounts payable and accrued expenses	$67,014	$21,940
O THER CURRENT LIABILITIES	450,000	-
Due to bank	-	14,282
Total Current Liabilities	$517,014	36,222

LONG TERM LIABILITIES
Convertible notes payable	1,638	-
Notes payable	320,000	280,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 21,447,247 and 20,126,500	1,622,125	166,500
Paid in capital	2,826,033	4,000
Deferred Compensation	(41,669)	-
Accumulated deficit	(4,987,229)	(451,264)
Total stockholders' equity (deficit)	(580,740)	(280,764)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$257,912	$35,458

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

UNAUDITED STATEMENTS OF OPERATIONS

Three Months and Nine Months Ended March 31, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(RESTATED)		(RESTATED)
REVENUE	$10,135	$6,245	$76,790	$10,234

OPERATING EXPENSES:
COSTS REALTED TO REVENUE	-	5,000	13,100	9,176
GENERAL AND ADMINISTRATIVE EXPENSES	2,627,071	99,570	3,570,005	216,739

TOTAL OPERATING EXPENSES	2,627,071	104,570	3,583,105	225,915

OPERATING LOSS	(2,616,936)	(98,325)	(3,506,315)	(215,681)

INTEREST EXPENSE	891,139	3,755	1,029,650	5,249

LOSS BEFORE INCOME TAXES	(3,508,075)	(102,080)	(4,535,965)	(220,930)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,508,075)	$(102,080)	$(4,535,965)	$(220,930)

Net Loss Per Common Share, basic & diluted	$(0.17)	$(0.01)	$(0.22)	$(0.01)

Weighted Average Common Shares Outstanding, basic & diluted	21,103,042	20,126,500	20,525,017	20,040,000

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2014 and 2013

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	(RESTATED)

Net cash (used in) operating activities	$(829,464)	$(206,233)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible	(50,000)	(24,000)
Purchase of property and equipment	(9,911)	-
Net cash (used in) investing activities	(59,911)	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	(14,282)	-
Notes payable	375,000	165,000
Repayment of notes payable	(85,000)	-
Common shares issued for cash, net	722,135	-

Net cash provided by financing activities	997,853	165,000

Net increase (decrease) in cash	108,478	(65,233)
Cash - beginning balance	-	153,591

CASH ENDING BALANCE	$108,478	$88,358

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,987,229 at March 31, 2014, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8        CORRECTION OF AN ERROR

The Company has determined that $450,000 previously recognized as revenue should have been recorded as a liability. The adjustment to correct this resulted the recording of a liability of $450,000 at March 31, 2014, and a reduction of revenue for the three and nine months ended March 31, 2014, of $150,000 and $450,000 and an increase in the net loss for the three and nine months ended March 31, 2014, of $150,000 ($0.01 per share) and $450,000 ($0.02 per share).

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

Results of Operations

Comparison of the three and nine months ended March 31, 2014 and 2013

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. During the three months ended March 31, 2014, we generated revenue of  $10,135, as compared to $6,245 for the three months ended March 31, 2013. Our revenues for the nine months ended March 31, 2014 were $76,790, compared to $10,234, for the nine months ended March 31, 2013. Our revenue was derived primarily from development fees.

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

Net Income and Loss

We had net loss of $3,508,075 for the three months ended March 31, 2014, compared to $102,080 for the three months ended March 31, 2013. We had net loss of $4,535,965 for the nine months ended March 31, 2014, compared to $220,930 for the nine months ended March 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,987,229 and as net loss of $4,535,965 during the period ended March 31, 2014. We have a current burn rate, as of March 31, 2014, of approximately $80,000 to $100,000 per month. It includes office rental expenses, payroll, consulting fees, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public. Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime before May 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital of between $80,000 and $100,000 per month, in order to continue our business. These conditions raise substantial doubt about its ability to continue as a going concern.

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

