Form 10-Q
period 2014-09-30
Engage Mobility, Inc
filed 2014-11-20
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2014

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

N/A

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

Yes ☐ No ☒

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

Yes ☐ No ☒

As of November 19, 2014, the registrant had 21,772,567 shares of its common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.
BALANCE SHEETS
As of September 30, 2014, and June 30, 2014

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$14,770	$16,201
Accounts receivable	-	650
Prepaid expenses	32,585	32,805
Total Current Assets	47,355	49,656

PROPERTY AND EQUIPMENT, net	8,326	9,627

OTHER ASSETS
Intangible asset, net	58,996	74,263

TOTAL ASSETS	$114,676	$133,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,226	$59,025
Other current liabilities	470,000	470,000
Notes payable - affiliates	85,000	-
Deferred revenue	3,783	-
Total Current Liabilities	660,009	529,025

LONG TERM LIABILITIES
Notes payable	275,000	275,000
Convertible notes payable	3,610	2,454
Total Long Term Liabilities	278,610	277,454

Total liabilities	938,619	806,479

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 21,772,567 and 20,126,500 as of September 30, 2014 and June 30, 2014, respectively	1,976,595	1,976,595
Paid in capital	3,048,728	2,885,364
Accumulated deficit	(5,849,266)	(5,534,892)
Total stockholders' equity (deficit)	(823,943)	(672,933)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$114,676	$133,546

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013

REVENUE	$21,827	$40,435

COST OF SALES	-	9,000

GROSS PROFIT	21,827	31,435

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	327,921	236,083

TOTAL OPERATING EXPENSES	327,921	236,083

OPERATING LOSS	(306,094)	(204,648)

INTEREST EXPENSE	8,279	28,668

LOSS BEFORE INCOME TAXES	(314,374)	(233,316)

INCOME TAXES	-	-

NET LOSS	$(314,374)	$(233,316)

Net Loss Per Common Share, basic & diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding, basic & diluted	21,772,567	20,182,418

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	(86,431)	(343,216)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible	-	(24,000)
Purchase of property and equipment	-	(1,179)
Net cash (used in) investing activities	-	(25,179)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	-	(14,282)
Notes payable	85,000	340,000
Common shares issued for cash, net	-	80,416

Net cash provided by financing activities	85,000	406,134

Net increase (decrease) in cash	(1,431)	37,739
Cash - beginning balance	16,201	-

CASH ENDING BALANCE	$14,770	$37,739

Cash paid for:
Interest	$8,279	$4,668
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE 1	NATURE OF OPERATIONS

Engage Mobility, Inc.  (the “Company”), was incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. The Company functions as a provider of online video production, distribution, syndication and marketing services for business owners.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 2014, including notes thereto included in our Form 10-K.

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

Fair value of financial instruments

The Company’s short-term financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses and other current liabilities. In addition, the Company has two short-term notes from affiliates. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,849,266 at September 30, 2014, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Affiliates

During the period ended September 30, 2014, the Company borrowed an aggregate of $85,000 from 2 affiliates. The notes bear interest at 8% per annum and are due on demand.

Others

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture. We have a 15% interest in this JV, which consists of an aggregate of $470,000 received for the development of a mobile platform, which is included in other current liabilities on the balance sheet as of September 30, 2014.

As of June 30, 2014 and September 30, 2014, the Company had borrowed funds pursuant to non-convertible promissory notes, bearing interest at 10% per annum. Interest is payable monthly and the principal, together with any unpaid interest, is due 48 months from the dates of the notes.

The notes are due as follows:

Year ending June 30, 2017	$205,000
Year Ended June 30, 2018	70,000
$275,000

NOTE 5	CONVERTIBLE NOTES PAYABLE

The convertible notes mature after three years, at which time all outstanding principal and accrued interest is due. The notes were convertible by the investors into the Company's current registered offering on Form S-1 with $200,000 being convertible into the offering at a 20% discount to the offering price of $1.60 per share, or $1.28 per share, and $50,000 being convertible at a 50% discount to the offering price, or $0.80 per share. In addition to the interest due, the Company issued 125,000 warrants to the lenders at an exercise price of 125% of the share price of the proposed offering or $2.00 per share (see Note 6). These convertible notes are secured by all of the Company’s assets.

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

Convertible notes payable consist of the following at September 30, 2014:

Notes payable	$50,000
Beneficial conversion feature and unamortized warrants	(46,390)
$3,610

NOTE 6	STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock. At September 30, 2014, 21,772,567 shares were issued and outstanding.

On July 31, 2013, the Company’s registration statement on Form S-1 became effective. The Company is offering for sale a maximum of 6,250,000 shares of its no par value common stock at a price of $1.60 per share. As of September 30, 2014, 312,500 shares had been sold pursuant to the offering. These shares were sold during the year ended June 30, 2014.

Stock options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,416,000, of which $413,398 has been charged to operations during the year ended June 30, 2014. The balance of the fair value of the options will be charged to operations over the vesting period of which $72,468 has been charged to operations during the period ended September 30, 2014. The options were valued using the Black-Scholes option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of September 30, 2014 is as follows:

Number of Options
Options outstanding at beginning of year	614,000
Changes:
Granted	---
Cancelled/exercised	---

Options outstanding at end of period	614,000

Options exercisable at end of period	145,520

Stock Warrants

Stock warrants outstanding at September 30, 2014 are as follows:

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2019	$1.00	1,000,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 7 COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the quarter ended September 30, 2014 and 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture.

In April 2014 we completed development of version 2.0 of our Mobile Engagement System, which was developed internally by our own development team, and which includes our new product immersion, a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

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

As of November 2014, we have taken the following steps to implement our business plan:

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture.

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

During the next 12 months, subject to availability of capital, we expect to:

Launch a full roll out in the U.S. of our Mobile Engagement System. We expect to market the Mobile Engagement System through direct marketing via the internet, through trade shows and seminars, through the hiring of both national and local sales personnel, through channel partners, independent reps and telesales. Subject to availability of capital, we intend to implement all of these sales initiatives during the last three months of 2014 or the first three months of 2015. This will involve hiring a national sales manager, a number of local sales managers and local sales representatives, 5 to 15 telesales people, as well as associated staffs. The cost of marketing our Mobile Engagement System is estimated to be between $30,000 and $250,000 per month, but will be scaled in if and when capital is available.

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended September 30, 2014, and we have generated $21,827 of revenues, as compared to $40,435 for the three months ended September 30, 2013.

Operating Expenses

During the three months ended September 30, 2014, we incurred general and administrative expenses of $327,921, and during the three months ended September 30, 2013 we incurred general and administrative expenses of $236,083. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items.

Interest expense

Interest expense was $8,279 for the three ended September 30, 2014, as compared to $28,668 for the three months ended September 30, 2013.

Net Income and Loss

We had net loss of $314,374 for the three months ended September 30, 2014, compared to $233,316 for the period ended September 30, 2013. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

As of September 30, 2014, we had $14,770 of cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offerings, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;

●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;

●	Development of new customers and market initiation, and

●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended September 30, 2014:

Cash flows used in operating activities	$86,431
Cash flows from investing activities	$-
Cash flows from financing activities	$85,000
Net (decrease) in cash and cash equivalents	$(1,431)

We did not have cash flows from investing activities.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $85,000.

We have a current burn rate, as of November 2014, of approximately $15,000 to $25,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between November 2014 and December 2014. For this reason, if we do not experience any income in the first half of fiscal 2015, we will need to raise additional capital of between $15,000 and $25,000 per month, in order to continue our business. In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between November 2014 and March 2015 in order to effectively implement our business plan. It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter beginning December 2014. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,849,266 at September 30, 2014, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

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

Dated: November 20, 2014

