Form 10-Q
period 2014-12-31
Engage Mobility, Inc
filed 2015-02-24
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2014

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

As of February 20, 2015, the registrant had 21,772,567 shares of its common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.

BALANCE SHEETS

As of December 31, 2014, and June 30, 2014

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,521	$16,201
Accounts receivable	475	650
Prepaid expenses	25,597	32,805
Total Current Assets	29,593	49,656

PROPERTY AND EQUIPMENT, net	7,024	9,627

OTHER ASSETS
Intangible asset, net	48,528	74,263

TOTAL ASSETS	$85,145	$133,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$111,332	$59,025
Other current liabilities	470,000	470,000
Total Current Liabilities	581,332	529,025

LONG TERM LIABILITIES
Notes payable	275,000	275,000
Notes payable - affiliates	134,581	-
Convertible notes payable	4,766	2,454
Total Long Term Liabilities	414,347	277,454

Total liabilities	995,679	806,479

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock - No Par Value;
Authorized: 100,000,000
Issued and Outstanding: 21,772,567	1,976,595	1,976,595
Paid in capital	3,046,967	2,885,364
Accumulated deficit	(5,934,096)	(5,534,892)
Total stockholders' equity (deficit)	(910,534)	(672,933)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$85,145	$133,546

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF OPERATIONS

Three Months and Six Months Ended December 31, 2014 and 2013

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

REVENUE	$10,205	$26,220	$32,032	$66,655

COST OF SALES	-	-	-	-

GROSS PROFIT	10,205	26,220	32,032	66,655

OPERATING EXPENSES:
COSTS RELATED TO REVENUE	-	4,100	-	13,100
GENERAL AND ADMINISTRATIVE EXPENSES	160,888	706,851	414,580	942,934

TOTAL OPERATING EXPENSES	160,888	710,951	414,580	956,034

OPERATING LOSS	(150,683)	(684,731)	(382,548)	(889,379)

INTEREST EXPENSE	8,377	109,843	16,656	138,511

LOSS BEFORE INCOME TAXES	(159,060)	(794,574)	(399,204)	(1,027,890)

INCOME TAXES	-	-	-	-

NET LOSS	$(159,060)	$(794,574)	$(399,204)	$(1,027,890)

Net Loss Per Common Share, basic & diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding, basic & diluted	21,772,567	20,330,967	21,772,567	20,242,288

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(147,261)	$(255,557)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible	-	(48,000)
Purchase of property and equipment	-	(9,970)
Net cash (used in) investing activities	-	(57,970)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to bank	-	(14,282)
Notes payable	134,581	350,000
Repayment of notes payable	-	(35,000)
Common shares issued for cash, net	-	422,135

Net cash provided by financing activities	134,581	722,853

Net increase (decrease) in cash	(12,680)	409,326
Cash - beginning balance	16,201	-

CASH ENDING BALANCE	$3,521	$409,326

Cash paid for:
Interest	-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1	NATURE OF OPERATIONS

Engage Mobility, Inc.  (the “Company”), was incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. The Company functions as a provider of mobile technology, marketing and data products and solutions for business owners.

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

Revenue for services is recorded at the time the services are complete.

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

Intangible Assets and Long Lived Assets

The Company reviews its long-lived assets and certain identifiable finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  The Company’s finite lived  intangibles are being amortized over a period of 7 years.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,934,096 at December 31, 2014, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash position and operations may not be sufficient to support the Company’s daily operations without significant financing.  The Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds; however there can be no assurances to that effect, and to date insufficient capital has been raised for the Company to execute this strategy.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, obtain additional debt or equity funding, and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4	NOTES PAYABLE

Affiliates

During the period ended December 31, 2014, the Company borrowed an aggregate of $134,581 from 2 affiliates. The notes bear interest at 8% per annum and are due in January 2016.

Others

As of June 30, 2014 and December 31, 2014, the Company had borrowed funds pursuant to non-convertible promissory notes, bearing interest at 10% per annum. Interest is payable monthly and the principal, together with any unpaid interest, is due 48 months from the dates of the notes.

The notes are due as follows:

Year Ended June 30, 2017	$205,000
Year Ended June 30, 2018	70,000
$275,000

NOTE 5	CONVERTIBLE NOTES PAYABLE

The convertible notes mature after three years, at which time all outstanding principal and accrued interest is due. The notes were convertible by the investors into the Company's then current registered offering on Form S-1 with $200,000 being convertible into the offering at a 20% discount to the offering price of $1.60 per share, or $1.28 per share, and $50,000 being convertible at a 50% discount to the offering price, or $0.80 per share. In addition to the interest due, the Company issued 125,000 warrants to the lenders at an exercise price of 125% of the share price of the proposed offering or $2.00 per share. These convertible notes are secured by all of the Company’s assets.

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

Convertible notes payable consist of the following at December 31, 2014:

Notes payable	$50,000
Beneficial conversion feature and unamortized warrants	(45,234)
$4,766

NOTE 6	OTHER CURRENT LIABILITIES

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement in August 2014. We have a 15% interest in the JV which has not yet commenced operations. We received an aggregate of $470,000 for the development of a mobile platform for the JV, which is included in other current liabilities on the balance sheet as December 31, 2014.

NOTE 7	STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock. At December 31, 2014, 21,772,567 shares were issued and outstanding.

On July 31, 2013, the Company’s registration statement on Form S-1 became effective. The Company was offering for sale a maximum of 6,250,000 shares of its no par value common stock at a price of $1.60 per share. As of December 31, 2014, 312,500 shares had been sold pursuant to the offering. These shares were sold during the year ended June 30, 2014. This S-1 was no longer effective as of July 2014.

Stock options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,416,000, of which $413,398 has been charged to operations during the year ended June 30, 2014. The balance of the fair value of the options will be charged to operations over the vesting period of which $144,936 has been charged to operations during the period ended December 31, 2014. The options were valued using a binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of December 31, 2014 is as follows:

Number
of
Options

Options outstanding at beginning of year	614,000
Changes:
Granted	---
Cancelled/exercised	---

Options outstanding at end of period	614,000

Options exercisable at end of period	145,520

Stock Warrants

Stock warrants outstanding at December 31, 2014 are as follows:

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2019	$1.00	1,000,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 8	COMMITMENTS AND CONTINGENCIES

We are not currently involved in any litigation, and there is not any threatened or pending litigation to the knowledge of Management.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three and six months ended December 31, 2014 as compared to 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended December 31, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

We function as a provider of mobile technology, marketing and data solutions for business. Through the sale of our Mobile Engagement System, we enable business owners to engage with new and existing customers with a turnkey mobile marketing solution. The Mobile Engagement System integrates an augmented reality browser and content with our proprietary cloud based mobile video delivery system, a mobile customer relationship manager and our Dynamic Data platform to create a full solution for business to market their products in the mobile environment. The Mobile Engagement System is sold to businesses under a “user based” model - so that the business pays us a monthly user fee based on the number of “engaged” users in their database at any given time.

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

As of December 2014, we were unable to raise the necessary capital to continue to fund marketing and sales efforts for our products, and therefore we greatly reduced our efforts in that regard. We are presently unable to undertake any significant marketing and sales efforts, and our business is now limited to ownership of our Chinese partnership interest and nominal marketing and sales efforts in the United States, resulting in only nominal revenue.

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

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System.

As of February 2015, we have taken the following steps to become an operating company:

1.	We have experienced some revenue and have signed up a number of customers for the system, however we have not begun to experience substantial revenue from the offering of the system as of February 2015.

2.	We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement with our partners in China in February 2014. The Chinese JV was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese Joint Venture.

3.	We have continued to offer our full suite of mobile marketing products to business and during the past 12 months we have begun offering mobile responsive website design and hosting services, mobile marketing services and other related services to our clients. We have begun to experience some recurring monthly revenues from these offerings, however as of December 2014 we have greatly reduced our marketing efforts as a result of a lack of capital, and our revenues have therefore become nominal.

As of December 2014, we have experienced only nominal revenue from our business operations, and we have been unable to raise the capital necessary to fund our marketing and sales plan. Therefore, during the next 12 months, subject to availability of capital, we plan to:

-	Acquire an operating business that would be able to take advantage of, and complement our mobile technology platform. We have not identified any particular acquisition target at this time, and there is no assurance that any such acquisition will occur, or that capital will be available to allow us to consummate same.

-	Continue to attempt to sell our Mobile Engagement System through our existing efforts or through additional efforts or through additional efforts is capital becomes available. The cost of marketing our Mobile Engagement System is estimated to be between $30,000 and $250,000 per month, but will be scaled in if and when capital is available. At present there is no capital available to us to engage in anything other than nominal marketing efforts.

Results of Operations

Comparison of the three and six months ended December 31, 2014 and 2013

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended December 31, 2014, and we have generated $10,205 of revenues, as compared to $26,220 for the three months ended December 31, 2013. During the six months ended December 31, 2014, and we generated $32,032 of revenues, as compared to $66,655 for the six months ended December 31, 2013.

Operating Expenses

During the three months ended December 31, 2014, we incurred general and administrative expenses of $160,888, and during the three months ended December 31, 2013 we incurred general and administrative expenses of $710,951. For the six months ended December 31, 2014 we incurred operating expenses of $414,580 compared to $956,034 for the six months ended December 31, 2013. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses in the 2014 periods resulted primarily from decrease in stock compensation of $210,000, investor relations of $100,000, and consulting expenses of $99,000 for the six months ended December 31, 2014.

Interest expense

Interest expense was $8,377 for the three ended December 31, 2014, as compared to $109,843 for the three months ended December 31, 2013. Our interest expense was $16,656 and $138,511 for the six months ended December 31, 2014 and 2013, respectively. The decrease in interest expense resulted from a decrease in the amortization of the beneficial conversion feature and warrants associated with debt.

Net Income and Loss

We had net loss of $159,060 for the three months ended December 31, 2014, compared to $794,574 for the three months ended December 31, 2013. Our net loss was $399,204 and $1,027,890 for the six months ended December 31, 2014 and 2013, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

As of December 31, 2014, we had $3,521 of cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offerings, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;

●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;

●	Development of new customers and market initiation, and

●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2014:

Cash flows from operating activities	$(147,261)
Cash flows from investing activities	$-
Cash flows from financing activities	$134,581
Net (decrease) in cash and cash equivalents	$(12,680)

We did not have cash flows from investing activities.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $134,581.

We have a current burn rate, as of February 2014, of approximately $7,000 to $10,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not experience any income or obtain additional financing, we could expect to run out of capital sometime between February 2015 and March 2015. For this reason, if we do not experience any income in the first half of our 2015 fiscal year, we will need to raise additional capital of between $7,000 and $10,000 per month, in order to continue our business. In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between March 2015 and August 2015 in order to effectively implement our business plan. It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter beginning March 2015. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us, and our business will likely fail if we do not raise any additional capital.

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

Revenue for services is recorded at the time the services are complete.

Where the Company has entered into a revenue sharing agreement with a third party, the Company will record its’ proportionate share of the revenue.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Intangible Assets and Long Lived Assets

The Company reviews its long-lived assets and certain identifiable finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  The Company’s is finite lived  intangibles are being amortized over a period of  7 years.

Stock-Based Compensation

The Company records the cost resulting from all share-based transactions in the financial statements. The Company applies a fair-value-based measurement in accounting for share-based payment transactions with employees and when the company acquires goods or services from non-employees in share-based payment transactions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,934,096 at December 31, 2014, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending December 31, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: February 23, 2015

