Form 10-Q
period 2015-03-31
Engage Mobility, Inc
filed 2015-05-20
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182856

Engage Mobility, Inc.

(Exact name of registrant as specified in its charter)

Florida	45-4632256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15C, China Merchants Tower

No. 1166 Wanghai Road, Nansha District

Shenzhen, Guangdong, China

 (Address of principal executive offices)(Zip Code)

+86-755-86575200

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

As of May 20, 2015, the registrant had 23,082,567 shares of its common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

ENGAGE MOBILITY, INC.

BALANCE SHEETS

As of March 31, 2015, and June 30, 2014

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$56,180	$16,201
Accounts receivable	475	650
Prepaid expenses	17,171	32,805
Total Current Assets	73,826	49,656
PROPERTY AND EQUIPMENT, net	4,985	9,627
OTHER ASSETS
Intangible asset, net	38,060	74,263
TOTAL ASSETS	$116,871	$133,546
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$77,826	$59,025
Notes payable - affiliates	165,581	-
Other current liabilities	470,000	470,000
Total Current Liabilities	713,407	529,025
LONG TERM LIABILITIES
Notes payable	275,000	275,000
Convertible notes payable	7,078	2,454
Total Long Term Liabilities	282,078	277,454
Total liabilities	995,485	806,479
STOCKHOLDERS' (DEFICIT)
Common Stock - No Par Value; Authorized: 100,000,000 Issued and Outstanding: 21,772,567	1,976,595	1,976,595
Paid in capital	3,224,718	2,885,364
Accumulated deficit	(6,079,927)	(5,534,892)
Total stockholders' (deficit)	(878,614)	(672,933)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$116,871	$133,546

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF OPERATIONS

Three Months and Nine months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31	March 31	March 31	March 31
	2015	2014	2015	2014

REVENUE	$36	$10,135	$32,068	$76,790
COST OF SALES	-	-	-	13,100

GROSS PROFIT	36	10,135	32,068	63,690
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	133,625	2,627,071	548,205	3,570,005
OPERATING LOSS	(133,589)	(2,616,936)	(516,137)	(3,506,315)
INTEREST EXPENSE	12,242	891,139	28,898	1,029,650
LOSS BEFORE INCOME TAXES	(145,831)	(3,508,075)	(545,035)	(4,535,965)
NET LOSS	$(145,831)	$(3,508,075)	$(545,035)	$(4,535,965)
Net Loss Per Common Share, basic & diluted	$(0.01)	$(0.17)	$(0.03)	$(0.22)
Weighted Average Common Shares Outstanding, basic & diluted	21,772,567	21,103,042	21,772,567	20,525,017

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

Nine months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) operating activities	$(225,602)	$(829,464)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible	-	(50,000)
Purchase of property and equipment	-	(9,911)
Net cash (used in) investing activities	-	(59,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to bank	-	(14,282)
Proceeds from notes payable	165,581	375,000
Repayment of notes payable	-	(85,000)
Deposit on stock subscription	100,000	-
Common shares issued for cash, net	-	722,135
Net cash provided by financing activities	265,581	997,853
Net increase in cash	39,979	108,478
Cash - beginning balance	16,201	-

CASH ENDING BALANCE	$56,180	$108,478
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

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

Revenue for services are recorded at the time the services are complete.

Where the Company has entered into a revenue sharing agreement with a third party, the Company will record its proportionate share of the revenue.

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

Intangible Assets and Long Lived Assets

The Company reviews its long-lived assets and certain identifiable finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  The Company’s finite lived intangibles are being amortized over a period of 3 years.

Property and Equipment

Depreciation of office and production equipment is recognized by the straight-line method over the 5 year estimated useful lives of the related assets.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expenses. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

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

The Company does not believe that any uncertain tax positions exist as of the date of these financial statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,079,927 and working capital deficit of $639,581 at March 31, 2015, and has no significant revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash position and operations are not sufficient to support the Company’s daily operations without significant financing.  The Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds; however there can be no assurances to that effect, and to date insufficient capital has been raised for the Company to execute this strategy.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, obtain additional debt or equity funding, and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4	NOTES PAYABLE

Affiliates

During the period ended March 31, 2015, the Company borrowed an aggregate of $165,581 from 2 affiliates. The notes bear interest at 8% per annum and are due in March 2016.

Others

As of June 30, 2014 and March 31, 2015, the Company had borrowed funds pursuant to non-convertible promissory notes, bearing interest at 10% per annum. Interest is payable monthly and the principal, together with any unpaid interest, is due 48 months from the dates of the notes.

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

Convertible notes payable consist of the following at March 31, 2015:

Notes payable	$50,000
Beneficial conversion feature and unamortized warrants	(42,922)
$7,078

NOTE 6	OTHER CURRENT LIABILITIES

We have partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into a Joint Venture Agreement in February 2014. We have a 30% interest in the JV which has not yet commenced operations. We received an aggregate of $470,000 for the development of a mobile platform for the JV, which is included in other current liabilities on the balance sheet as March 31, 2015.

NOTE 7	STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock. At March 31, 2015 and the date of this filing, 21,772,567 shares and 23,082,567 shares were issued and outstanding, respectively.

Stock options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,416,000, of which $413,398 has been charged to operations during the year ended June 30, 2014. The balance of the fair value of the options will be charged to operations over the vesting period of which $222,687 has been charged to operations during the period ended March 31, 2015. The options were valued using a binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of March 31, 2015 is as follows:

Number
of
Options

Options outstanding at beginning of year	614,000
Changes:
Granted	---
Cancelled/exercised	---

Options outstanding at end of period	614,000

Options exercisable at end of period	207,750

Stock Warrants

Stock warrants outstanding at March 31, 2015 are as follows:

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2019	$1.00	1,000,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 8	COMMITMENTS AND CONTINGENCIES

We are not currently involved in any litigation, and there is not any threatened or pending litigation to the knowledge of Management.

NOTE 9	SUBSEQUENT EVENT

On April 9, 2015, pursuant to a Stock Purchase Agreement, Engage International Technology Co. Ltd. (“Engage International”) acquired from James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”), who are shareholders of the Company, a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares. Following the transaction, a change in control of the Company has occurred. The newly appointed Chairman and CEO of the Company after the change of control is also the Chairman of the Chinese joint venture of which the Company owns 30% of interest.

On April 9, 2015, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Engage International pursuant to which Engage International purchased 1,100,000 shares of the Company’s restricted common stock, at the price of $0.50 per share for a total purchase price of $550,000 of which $100,000 was received during March 2015 (the “Offering”). The issuance of the shares under the Offering was in reliance upon the exemptions from securities registration afforded by Regulation S promulgated under Regulations of the Securities Act of 1933, as amended. The sole purpose and objective of the Offering is to use the proceeds received from the Offering to pay off certain outstanding debts, loans, obligations and liabilities of the Company in the total amount of approximately $550,000, within three (3) business days of the closing of the Offering.

On April 6, 2015, the Company issued 110,000 shares of common stock to Michael Jerkins pursuant to the conversion of his $50,000 note with the Company, and 100,000 shares of common stock to Eric A. Fellows in exchange for the options issued to him by the Company.

From April 1, 2015 to April 9, 2015, in anticipation of and in connection with the share purchase by Engage International and subsequent change of control of the Company, the Company has cancelled all options and warrants then outstanding with the consent of the holders. As of April 9, 2015, the Company had no outstanding or authorized options and warrants.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three and nine months ended March 31, 2015 as compared to 2014.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

On April 9, 2015, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), Engage International Technology Co. Ltd. (“Engage International”) acquired from James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”), who are shareholders of the Company, a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares. Following the transaction, a change in control of the Company has occurred. Pursuant to the terms of the Stock Purchase Agreement, as a condition to the sale and transfer of the controlling stake of the Company, the then directors and officers of the Company resigned simultaneously at the closing of the transaction. Accordingly, Mr. Byrd ceased to be Chairman of the Board of Directors of the Company; and Mr. Hackett ceased to be President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company; and Eric Fellows ceased to be the Chief Operating Officer of the Company. At the same time, Mr. Hua Zhang was appointed to be the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer of the Company.  Mr. Zhang is also the Chairman of the Chinese joint venture, Datang Engage, of which we own 30% interest (see below).

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

We have partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into an Investment Agreement with our partners in China in February 2014 to form a joint venture, Datang Engage (China) Mobile Technology Co., Ltd (“Datang Engage”), of which we own 30% interest. The Chairman of Datang Engage is Mr. Hua Zhang, our current CEO and Chairman. Datang Engage was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the joint venture.

In April 2014, we completed development of version 2.0 of our Mobile Engagement System, which was developed internally by our own development team, and which includes our new product immersion, a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System. We have only experienced nominal initial revenue, and we do not expect to experience consistent revenue until fiscal 2016. Due to our failure to raise substantial capital to roll out a full sales initiative for the Mobile Engagement System, we have recently scaled back our staff and are focusing on larger contracts with certain corporate clientele in order to build revenue. If we are able to raise the capital necessary to launch a full sales and marketing initiative we will hire the sales and marketing staff to do so at that time subject to successful funding, which cannot be assured.

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

Plan of Operation

Until May 2014, our efforts have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have developed and begun to launch our newest suite of products including version 2.0 of the Mobile Engagement System as of May 2014. We are, subject to availability of capital, in the process of developing and implementing sales and marketing initiatives to sell our products. Although we have experienced some initial revenue, mainly in the form of initial development fees, we do not expect to begin realizing consistent revenue until fiscal 2016.

We have taken the following steps to implement our business plan:

We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into an Investment Agreement in February 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the Chinese joint venture.

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

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System.

As of May 2015, we have taken the following steps to become an operating company:

1.	We have experienced some revenue and have signed up a number of customers for the system, however we have not begun to experience substantial revenue from the offering of the system as of May 2015.

2.	We partnered with certain parties in China to develop and launch a Chinese version of our mobile platform, and we entered into an Investment Agreement with our partners in China in February 2014 to form a joint venture, Datang Engage, of we own 30% of interest. Datang Engage was formed in August 2014 and the initial product launch in China commenced in late August 2014. We have not yet experienced any revenue from our interest in the joint venture.

3.	We have continued to offer our full suite of mobile marketing products to business and during the past 12 months we have begun offering mobile responsive website design and hosting services, mobile marketing services and other related services to our clients. We have begun to experience some recurring monthly revenues from these offerings, however as of December 2014 we have greatly reduced our marketing efforts as a result of a lack of capital, and our revenues have therefore become nominal.

4.	On April 9, 2015, Engage International purchased 75.61% of the Company’s issued and outstanding shares from two shareholders. Following the transaction, a change in control of the Company has occurred and all of the then directors and officers of the Company resigned simultaneously at the closing of the transaction. At the same time, Mr. Hua Zhang was appointed to be the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer. Mr. Zhang is also the Chairman of the Chinese joint venture.

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

Results of Operations

Comparison of the three and nine months ended March 31, 2015 and 2014

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended March 31, 2015, and we have generated $36 of revenues, as compared to $10,135 for the three months ended March 31, 2014. During the nine months ended March 31, 2015, we generated $32,068 of revenues, as compared to $76,790 for the nine months ended March 31, 2014.

Operating Expenses

During the three months ended March 31, 2015, we incurred general and administrative expenses of $133,625, and during the three months ended March 31, 2014 we incurred general and administrative expenses of $2,627,071. For the nine months ended March 31, 2015 we incurred operating expenses of $548,205 compared to $3,570,005 for the nine months ended March 31, 2014. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses in the 2015 periods resulted primarily from decrease in stock compensation of $2,608,000, investor relations of $119,000, professional fees of $145,000 and travel of $141,000 for the nine months ended March 31, 2015.

Interest expense

Interest expense was $12,242 for the three ended March 31, 2015, as compared to $891,139 for the three months ended March 31, 2014. Our interest expense was $28,898 and $1,029,650 for the nine months ended March 31, 2015 and 2014, respectively. The decrease in interest expense resulted from a decrease in the amortization of the beneficial conversion features and warrants issued in conjunction with debt.

Net Income and Loss

We had net loss of $145,831 for the three months ended March 31, 2015, compared to $3,508,075 for the three months ended March 31, 2014. Our net loss was $548,205 and $4,535,965 for the nine months ended March 31, 2015 and 2014, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

As of March 31, 2015, we had $56,180 of cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offerings, and debt from third party lenders. The following trends are reasonably likely to result in a material decrease in our liquidity in both near and long term:

●	An increase in working capital requirements;

●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions as we commence operations;

●	Development of new customers and market initiation, and

●	Increased cost of being a public company due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2015:

Cash flows (used in) operating activities	$(225,602)
Cash flows from financing activities	$265,581
Net increase in cash and cash equivalents	$39,979

We did not have cash flows from investing activities.

Cash flows provided by financing activities consisted of the proceeds from notes payable of $165,581 and a deposit on a common stock purchase of $100,000.

We have a current monthly cash expenditure rate, as of May 2015, of approximately $7,000 to $10,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

Therefore, if we do not generate sufficient income or obtain additional financing, we could expect to run out of capital sometime between May 2015 and June 2015. For this reason, if we do not generate sufficient income in the first half of our 2016 fiscal year, we will need to raise additional capital of between $7,000 and $10,000 per month, in order to continue our business. In addition, in order to fully implement our business plan, we will need to raise an additional $1,000,000 to $5,000,000 of capital for the purpose of initiating and ramping up marketing and sales efforts, hiring of sales personnel and for general working capital. This additional $1,000,000 to $5,000,000 of financing will need to be raised between May 2015 and August 2015 in order to effectively implement our business plan. It is not necessary that we receive such a capital infusion at any one time; we could implement our plan through the raising of at least $500,000 per quarter beginning June 2015. However, there is no assurance that we will be able to raise any capital in the future, or that capital will be available on terms acceptable to us, and our business will likely fail if we do not raise any additional capital.

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

Intangible Assets and Long Lived Assets

The Company reviews its long-lived assets and certain identifiable finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  The Company’s finite lived intangibles are being amortized over a period of 3 years.

Stock-Based Compensation

The Company records the cost resulting from all share-based transactions in the financial statements. The Company applies a fair-value-based measurement in accounting for share-based payment transactions with employees and when the company acquires goods or services from non-employees in share-based payment transactions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,079,927 and working capital deficit of $639,581 at March 31, 2015, and has no significant revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash position and operations are not sufficient to support the Company’s daily operations without significant financing.  The Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds; however there can be no assurances to that effect, and to date insufficient capital has been raised for the Company to execute this strategy.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, obtain additional debt or equity funding, and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors. In addition, the Company currently does not have a Chief Financial Officer, and has limited accounting personnel. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: May 20, 2015

Engage Mobility, Inc.

/s/ Hua Zhang
Name: Hua Zhang
Position: President, Chief Executive Officer, Secretary and Treasurer
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

