Form 10-K
period 2015-06-30
Engage Mobility, Inc
filed 2015-09-29
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169802

Engage Mobility, Inc.

(Name of small business issuer in its charter)

Florida	45-4632256
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

15C, China Merchants Tower No. 1166 Wanghai Road, Nansha District Shenzhen, Guangdong, China	518067
(Address of principal executive offices)	(Zip Code)

+86-755-86575200

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of September 29, 2015, the registrant had 23,082,567 shares of its common stock outstanding.

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

PART I

Item 1.    Business

We were incorporated, under the name MarketKast, Incorporated, under the laws of the State of Florida on December 28, 2011. On March 22, 2013, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

We functioned as a provider of mobile marketing systems and solutions for business. We combined relevant technologies, data management and delivery and proprietary marketing methodology to assist business owners with marketing their products or services.

We sold to businesses, on monthly subscription or per user basis, our Mobile Engagement System, which included a front end augmented reality browser to allow their business logos to come to life in video, and a back end mobile CRM that allowed them to interact with their customers in an ongoing manner in the mobile environment. We offered the Engage Mobility App as a free download to consumers and allowed the consumer to locate businesses in their area through our platform and receive information, contact the business, receive coupons or offers or otherwise engage with that brand. Our platform also offered the business full analytics regarding their customer base and the ability to communicate with their customer base in a contextually relevant manner.

On February 18, 2014, we entered into a joint venture agreement (“Joint Venture Agreement”, a form of which is filed herewith as Exhibit 10.4) with Xinhua Ruide (Beijing) Network Technology Co., Ltd. (“Xinhua Ruide”) and Shenzhen Yingjia Mobile Technology Co., Ltd. (“Shenzhen Yingjia”) to establish a joint venture, Datang Engage (China) Mobile Technology Co., Ltd. (“Datang Engage”) to develop and launch a Chinese version of our mobile platform. However, the joint venture has never commenced any operations. We own 30% interest of the joint venture. The Chairman of the joint venture is Mr. Hua Zhang.

Although the joint venture we established in 2014 has not yet commenced operations, our partners in China had confidence in our business and technology and hoped to continue the alliance through acquisition of the control of our Company. On April 9, 2015, a Stock Purchase Agreement (“Stock Purchase Agreement”) was entered into by and among Engage International Technology Co. Ltd. (“Engage International”), of which Mr. Hua Zhang owns substantially all of the shares, and James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”) (collectively, the “Sellers”), who were the principal stockholders of Engage Mobility, Inc.. Pursuant to the Stock Purchase Agreement, Engage International acquired from the Sellers a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares on that date, and a change in control of the Company occurred. Mr. Zhang was appointed as the Company’s Chairman of the Board and Chief Executive Officer, while the then directors and officers of the Company resigned.

We do not own any real estate and no real property is included in our financial statements. We leased our corporate office in Kansas City, Missouri on a three year lease at approximately $2,600 per month. The lease was terminated in May 2015 pursuant to mutual agreement with the landlord.

Our Services

We provided a full menu of mobile and online marketing services for business owners who want to grow or maintain their customer base, with the focus being on using video content as a marketing platform for driving customer acquisition. The Company was not able to generate significant revenues and currently does not have significant operation of its mobile and online marketing business. Since the change of its ownership on April 9, 2015, the Company intends to work together with its China affiliate, under common control, to further develop the its existing platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

Intellectual Property

Although we believe that our business methodology is proprietary in terms of how we deliver our service to our client, and how we use deploy video in a marketing context. It is our policy to enter into confidentiality agreements with any outsourced sales or service providers so that our proprietary methodology, customer’s lists and business information are contractually protected, and we intend to enforce any such contractual provisions as the law allows in the event of a breach. We cannot assure you that these contractual arrangements will prevent third parties from acquiring or using our proprietary business information to compete against us. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Properties

We rented our office space at 140 Walnut St, Kansas City, Mo for $2,602.50 per month until May 2015.

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

We were involved in one legal proceeding, a breach of contract lawsuit against IRTH Communications, LLC. On May 24, 2014, we filed a lawsuit in Orange County, FL (case # 2014-CA-00-2626-O), against IRTH for breach of a contract to provide investor relations services to us. In that lawsuit we sought return of $110,000 of monies paid to IRTH, and the cancellation of 54,950 shares of stock issued to IRTH. IRTH subsequently sued us for breach of contract, seeking damages and to have their shares cleared for trading. On December 10, 2014, both parties entered into a settlement agreement to settle and dismiss the suit. As part of the settlement, the Company reissued 54,950 shares of common stock to IRTH, which IRTH agreed not sell, hypothecate, pledge or otherwise transfer any of the stocks until after December 15, 2015.

The Company is currently not involved in any legal proceedings.

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

	June 30, 2015		June 30, 2014
	High	Low	High	Low
First Quarter (July 1 – Sept 30)	$2.40	$1.90	$1.84	$0.80
Second Quarter (October 1 – December 31)	$1.90	$0.25	$3.19	$1.28
Third Quarter (January 1 – March 31)	$1.50	$0.32	$4.50	$2.05
Fourth Quarter (April 1 – June 30)	$3.38	$0.50	$4.00	$1.30

On September 25, 2015, the closing bid price of our common stock was $0.33.

Holders

As of June 30, 2015, we had 447 stockholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 23,082,567 shares of common stock issued and outstanding.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the years ended June 30, 2015 and 2014.

Overview

We were incorporated, under the name MarketKast, Incorporated, under the laws of the State of Florida on December 28, 2011. On March 22, 2013, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

On February 18, 2014, we entered into a joint venture agreement (“Joint Venture Agreement”) with Xinhua Ruide (Beijing) Network Technology Co., Ltd. (“Xinhua Ruide”) and Shenzhen Yingjia Mobile Technology Co., Ltd. (“Shenzhen Yingjia”) to establish a joint venture, Datang Engage (China) Mobile Technology Co., Ltd. (“Datang Engage”) to develop and launch a Chinese version of our mobile platform. We own 30% interest of the joint venture. However, the joint venture has never commenced any operations. The Chairman of the joint venture is Mr. Hua Zhang.

Although the joint venture we established in 2014 has not yet commenced operations, our partners in China had confidence in our business and technology and hoped to continue the alliance through acquisition of the control of our Company. On April 9, 2015, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), Engage International Technology Co. Ltd. (“Engage International”) acquired from James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”), who were the principal stockholders of the Company, a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares. Following the transaction, a change in control of the Company has occurred. Pursuant to the terms of the Stock Purchase Agreement, as a condition to the sale and transfer of the controlling stake of the Company, the then directors and officers of the Company resigned simultaneously at the closing of the transaction. Accordingly, Mr. Byrd ceased to be Chairman of the Board of Directors of the Company; and Mr. Hackett ceased to be President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company; and Eric Fellows ceased to be the Chief Operating Officer of the Company. At the same time, Mr. Hua Zhang was appointed as the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer of the Company.  Mr. Zhang is also the Chairman of the Chinese joint venture, Datang Engage.

We functioned as a provider of mobile technology, marketing and data solutions for business. Through the sale of our Mobile Engagement System, we enable business owners to engage with new and existing customers with a turnkey mobile marketing solution. The Mobile Engagement System integrated an augmented reality browser and content with our proprietary cloud based mobile video delivery system, a mobile customer relationship manager and our Dynamic Data platform to create a full solution for business to market their products in the mobile environment. The Mobile Engagement System was sold to businesses under a “user based” model so that the business pays us a monthly user fee based on the number of “engaged” users in their database at any given time.

In addition to this core product offering, we also offered to our clients additional products and services in order to assist in growing their business, including mobile optimization of websites, as well as additional mobile marketing, customer acquisition services and mobile data services.

Currently we do not have significant operation of our mobile technology business. We intend to work together with our China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

Recent Developments

As of December 2014, we were unable to raise the necessary capital to continue to fund marketing and sales efforts for our products, and therefore we greatly reduced our efforts in that regard.

On April 9, 2015, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with Engage International, pursuant to which Engage International acquired a total of 16,462,505 shares of the Company’s common stock from the principal stockholders of the Company, which representing 75.61% of the Company’s issued and outstanding shares on that date. Pursuant to the Stock Purchase Agreement, a change in control of the Company has occurred.

Since the change in control of the Company, the Company intends to raise capital through future mergers and acquisitions. The Company intends to work together with one of its China affiliates, under common control, to development a data platform for investment, corporation internal management, financial management, marketing and wealth management for small and mid-size corporations.

Plan of Operation

Until May 2014, our efforts had been primarily limited to business formation, strategic development, marketing, website, and product development, negotiations with third party sales and channel partners, and capital raising activities. We developed and begun to launch our newest suite of products including version 2.0 of the Mobile Engagement System as of May 2014.  Version 2.0 of our Mobile Engagement System includes our new product immersion, which is a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System. We were not able to raise additional capital necessary to properly launch and market our products and had to cease operations.

On April 9, 2015, Engage International purchased 75.61% of the Company’s issued and outstanding shares from two major stockholders of the Company. Following the transaction, a change in control of the Company has occurred and all of the then directors and officers of the Company resigned simultaneously at the closing of the transaction. At the same time, Mr. Hua Zhang was appointed to be the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer. Mr. Zhang is also the Chairman of the Chinese joint venture of which we own 30%.

We had not experienced significant revenue from our business operations, and we have been unable to raise the capital necessary to fund our marketing and sales plan. Therefore, during the next 12 months, the Company:

-	Anticipates to raise additional funds through debt or equity financing.

-	Intends to work together with its China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

Results of Operations

Comparison of the years ended June 30, 2015 and 2014

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. During the year ended June 30, 2014, we have generated $87,185 in revenue as compared to $32,086 for the year ended June 30, 2015. Our revenue was derived primarily from development and service fees. For the year ended June 30, 2015, we were unable to raise the necessary capital to continue to fund marketing and sales efforts for our products, and therefore our business was limited to marketing and sales efforts in the United States, resulting in a decrease in revenue.

During the year ended June 30, 2014, we incurred $6,500 cost of revenues for commission expenses and video production costs. For the year ended June 30, 2015, the Company did not incur any such costs.

Operating Expenses

During the year ended June 30, 2014, we incurred general and administrative expenses of $4,259,153, and during the year ended June 30, 2015, we incurred general and administrative expenses of $926,152. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in general and administrative expenses was primarily due to our issuance of $3,125,410 of non-cash stock based compensation in 2014.

Interest Expense

Interest expense was $905,160 for the year ended June 30, 2014, as compared to $31,125 for the year ended June 30, 2015. The decrease in interest expense resulted from a decrease in the amortization of the beneficial conversion features and warrants issued in conjunction with debt.

Net Loss

We had net loss of $5,083,628 for the year ended June 30, 2014, compared to $1,068,330 for the year ended June 30, 2015. The decrease was primarily due to the decrease in operating expenses and interest expense as discussed above.

Liquidity and Capital Resources

As of June 30, 2015, we had no cash.  Our primary uses of cash were for development and testing of products, marketing expenses, employee compensation, and general and administrative expenses. We have historically financed our operations through sale of common stock to our founders, private equity offerings, and debt from third party lenders. We are attempting to obtain fund from additional debt or equity financing to support our daily business.

The following summarizes the key components of the Company’s cash flows for the years ended June 30, 2015 and 2014:

	2015	2014
Cash flows (used in) operating activities	$(388,297)	$(1,871,362)
Cash flows (used in) investing activities	$-	$(88,760)
Cash flows from financing activities	$372,096	$1,976,323
Net increase (decrease) in cash and cash equivalents	$(16,201)	$16,201

During the year ended June 30, 2015, the Company had a net loss of $1,068,330, and net cash used in its operating activities was $388,297.  Comparatively, during the year ended June 30, 2014, the Company had a net loss of $5,083,628, and net cash used in its operating activities was $1,871,362 including $7,850 decrease in accounts receivable, $32,805 increase in prepaid expenses, and $37,085 increase in accrued expenses. We have a current monthly cash expenditure rate of approximately $7,000 to $10,000 per month. It includes office rental expenses, payroll, insurance, marketing, travel, telephone, internet and other office expenses, legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

We did not have cash flows from investing activities in 2015. For the year ended June 30, 2014, cash flows used in investing activities consisted of the purchase of the mobile platform for $75,000 and the acquisition of property and equipment of $14,000.

For the year ended June 30, 2015, cash flows provided by financing activities consisted of the proceeds from notes payable of $181,000, advances from related parties of $92,096, repayment of notes payable of $451,000 and common shares issued for cash of $550,000. For the year ended June 30, 2014, cash flows provided by financing activities consisted of the proceeds from notes payable of $180,000, proceeds of convertible note payable of $250,000, advances from related parties of $470,000, repayment of notes payable of $185,000, common share issued for cash of $1,275,605, and cash overdraft of $14,282.

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

Revenue for services is recognized at the time the services are rendered.

Where the Company has entered into a revenue sharing agreement with a third party, the Company records their proportionate share of the revenue.

Intangible Assets and Long Lived Assets

The Company reviews its long-lived assets and certain identifiable finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  The Company’s finite lived intangibles, including mobile platform, patents, and web and domain assets, are being amortized over a period of 3 years.

Stock-Based Compensation

The Company records the cost resulting from all share-based transactions in the financial statements. The Company applies a fair-value-based measurement in accounting for share-based payment transactions with employees and when the Company acquires goods or services from non-employees in share-based payment transactions.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $6,600,000 and a working capital deficit of approximately $647,000 at June 30, 2015, and has no significant revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s lack of cash and profit generating activities are not sufficient to support the Company’s daily operations without significant financing.  The Company believes in its ability to raise additional funds; however there can be no assurances to that effect, and to date insufficient capital has been raised for the Company to execute this strategy.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain funds from additional debt or equity funding, and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the next 12 months, we hope to raise additional funds through debt or equity financing. We intend to work together with our China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.      Financial Statements and Supplementary Data

ENGAGE MOBILITY, INC.

Financial Statements Table of Contents

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Engage Mobility, Inc.

We have audited the accompanying balance sheet of Engage Mobility, Inc. (the “Company”) as of June 30, 2015, and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engage Mobility, Inc. as of June 30, 2015, and the results of its operations and cash flows for the year ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred significant losses and has deficiencies in both stockholders’ equity and working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

September 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Engage Mobility, Inc.

We have audited the accompanying balance sheet of Engage Mobility, Inc. (the "Company") as of June 30, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engage Mobility, Inc. as of June 30, 2014, and the results of operations and cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has incurred significant losses from operations and a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse PA

Kingery & Crouse PA

Certified Public Accountants

Tampa, Florida

October 14, 2014

ENGAGE MOBILITY, INC.

BALANCE SHEETS

June 30, 2015 and 2014

	2015	2014

ASSETS
Current assets:
Cash	$-	$16,201
Accounts receivable, net of allowance for doubtful accounts of $14,660 for 2015 and $14,185 for 2014	-	650
Prepaid expenses	-	32,805

Total Current Assets	-	49,656

Property and equipment	-	16,755
Less: accumulated depreciation	-	7,128

Total property, plant and equipment, net	-	9,627

Other assets
Intangible assets	26,629	74,263

TOTAL ASSETS	$26,629	$133,546

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued expenses	$79,688	$59,025
Notes payable	5,000	-
Due to related parties	562,096	470,000

Total current liabilities	646,784	529,025

Long-term liabilities
Notes payable	-	275,000
Convertible notes payable	-	2,454

Total Long-term liabilities	-	277,454

TOTAL LIABILITIES	646,784	806,479

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

BALANCE SHEETS

June 30, 2015 and 2014

	2015	2014

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ (deficit)
Common stock – no par value; authorized: 100,000,000 issued and outstanding: 23,082,567 shares and 21,772,567 shares at June 30, 2015 and 2014, respectively.	2,891,995	1,976,595
Additional paid-in capital	3,091,072	2,885,364
Accumulated (deficit)	(6,603,222)	(5,534,892)

TOTAL STOCKHOLDERS’ (DEFICIT)	(620,155)	(672,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$26,629	$133,546

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.
STATEMENTS OF OPERATIONS
For the years ended June 30, 2015 and 2014

	2015	2014

Revenues	$32,086	$87,185
Costs of revenues	-	6,500

Gross profit	32,086	80,685

Operating expenses:
General and administrative expenses	926,152	4,259,153

Operating loss	(894,066)	(4,178,468)

Other (income) and expense
Loss on disposal of assets	3,909	-
Loss on extinguishment of debt	139,230	-
Interest expense	31,125	905,160

Total other expense	174,264	905,160

Loss before provision for income taxes	(1,068,330)	(5,083,628)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,068,330)	$(5,083,628)

Net loss per common share, basic & diluted	$(0.05)	$(0.24)

Weighted average common shares outstanding, basic & diluted	22,068,594	20,836,050

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the years ended June 30, 2015 and 2014

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, June 30, 2013	20,126,500	$166,500	$4,000	$(451,264)	$(280,764)

Stock issued for cash	1,343,150	1,275,605	-	-	1,275,605
Stock issued for services, inducements and interest	47,967	234,490	-	-	234,490
Stock issued for debt conversion	200,000	200,000	-	-	200,000
Stock issued for deferred compensation	54,950	100,000	(100,000)	-	-
Options and warrants issued for services and interest	-	-	2,807,587	-	2,807,587
Beneficial conversion feature	-	-	90,444	-	90,444
Deferred compensation expense recognized	-	-	83,333	-	83,333
Net Loss	-	-	-	(5,083,628)	(5,083,628)

Balance, June 30, 2014	21,772,567	1,976,595	2,885,364	(5,534,892)	(672,933)

Issuance of common stock for cash	1,100,000	550,000	-	-	550,000
Stock issued for debt conversion	110,000	191,400	(41,722)	-	149,678
Stock issued for compensations	100,000	174,000	-	-	174,000
Stock based compensation	-	-	247,430	-	247,430
Net Loss	-	-	-	(1,068,330)	(1,068,330)

Balance, June 30, 2015	23,082,567	$2,891,995	$3,091,072	$(6,603,222)	$(620,155)

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

For the years ended June 30, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(1,068,330)	$(5,083,628)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	3,909	-
Loss on debt extinguishment	139,230	-
Provision for doubtful accounts	475	-
Depreciation and amortization	53,352	31,828
Non-cash interest expense	7,994	42,898
Common stock, options and warrants issued for services, interest and inducements	421,430	3,125,410
Changes in operating assets and liabilities:
Decrease in accounts receivable	175	7,850
Decrease (increase) in prepaid expenses	32,805	(32,805)
Increase in accrued expenses	20,663	37,085

Net cash used in operating activities	(388,297)	(1,871,362)

Cash flows from investing activities:
Disposition of intangible asset	-	(74,963)
Disposition of property and equipment	-	(13,797)

Net cash (used in) investing activities	-	(88,760)

Cash flows from financing activities:
Advances from related parties	92,096	470,000
Cash overdraft	-	(14,282)
Proceeds of note payable	181,000	180,000
Proceeds of convertible note payable	-	250,000
Repayment of note payable	(451,000)	(185,000)
Net proceeds from issuance of common stock	550,000	1,275,605

Net cash provided by financing activities	372,096	1,976,323

Net change in cash	(16,201)	16,201
Cash – beginning balance	16,201	-

Cash – ending balance	$-	$16,201

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

For the Years ended June 30, 2015 and 2014

	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$20,993	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of note payable to common stock	$-	$200,000

Stock issued for debt extinguishment	$191,400	$-

Beneficial conversion feature on note payable	$-	$90,444

The accompanying notes are an integral part of these financial statements.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 1	NATURE OF OPERATIONS

Engage Mobility, Inc.  (the “Company”) was incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. The Company functioned as a provider of mobile marketing services, online and mobile video production, distribution, syndication and marketing services for business owners.

On April 9, 2015, a Stock Purchase Agreement (“Stock Purchase Agreement”) was entered into by and among Engage International Technology Co. Ltd. (“Engage International”), James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”) (collectively, the “Sellers”) who were the principal stockholders of the Company, pursuant to which Engage International acquired from the Sellers a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares on that date. Pursuant to the Stock Purchase Agreement, a change in control of the Company has occurred.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Accounting Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the accompanying statements of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Bank overdrafts are presented in the financial statements under the caption “Due to Bank”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the valuation of options and warrants issued for services and compensation and deferred income taxes.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following reflects specific criteria for the various revenues streams of the Company:

Revenue for services is recognized at the time the services are rendered.

Where the Company has entered into a revenue sharing agreement with a third party, the Company records their proportionate share of the revenue.

The Company’s revenues are principally from video distribution and advertising fees via the platform.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred.

The estimated useful lives for property, plant and equipment categories are as follows:

Machinery and equipment	1-2 years
Furniture and fixture	2 years

Intangible Assets and Long Lived Assets

The Company reviews for impairment its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, are being amortized over a period of three years.

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

Income Taxes

In accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. The Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2015 and 2014, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company records the cost resulting from all share-based transactions in the financial statements. The Company applies a fair-value-based measurement in accounting for share-based payment transactions with employees and when the Company acquires goods or services from non-employees in share-based payment transactions.

Basic and Diluted Earnings Per Share

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

NOTE 3	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We will evaluate the effects, if any, the adoption of ASU 2015-05 will have upon our consolidated financial position, results of operations or cash flows. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on its condensed consolidated financial statements. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

NOTE 3	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014- 08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. This accounting standard update did not have a material impact on the Company’s financial statements.

NOTE 4	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of approximately $6,600,000 and a working capital deficit of approximately $647,000 at June 30, 2015. In addition, the Company continues to generate operating losses and negative cash flows from operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional debt or equity financing.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain additional debt or equity financing, further implement its business plan and generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the next 12 months, the Company:

-	Anticipates to raise additional funds through debt or equity financing.

-	Intends to work together with its China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

NOTE 5	PROPERTY, PLANT AND EQUIPMENT

Property and Equipment consist of the following:

	June 30,
	2015	2014

Equipment and furniture	$-	$16,755
Accumulated depreciation	-	(7,128)

	$-	$9,627

Depreciation expense for the year ended June 30, 2015 and 2014 was $ 6,681 and $7,128, respectively. During the fourth quarter of 2015, the Company disposed of all its property and equipment and recognized a loss on disposal of $3,909.

NOTE 6	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,
	2015	2014

Mobile platform	$98,000	$98,000
Patents	1,000	-
Web and domain	-	963

Total intangible assets	99,000	98,963
Less: accumulated amortization	(72,371)	(24,700)

	$26,629	$74,263

Amortization expense for the year ended June 30, 2015 and 2014 was $46,671 and $24,700, respectively. Future estimated amortization expense is $26,629 for the year ended June 30, 2016.

NOTE 7	RELATED PARTY TRANSACTIONS

The Company received advances from the following related parties, under common control, to supplement the Company’s working capital.

	June 30,
	2015	2014

Shenzhen Engage Mobile Technology Co., Limited	$470,000	$470,000
Shenzhen Datang Engage Telecom Co., Limited	92,096	-

	$562,096	$470,000

Shenzhen Engage Mobile Technology Co., Limited became a related party after Engage International Technology Co., Ltd. purchased 75.61% of the Company’s common stock from two stockholders of the Company on April 9, 2015. The advance is payable on demand and non-interest bearing.

NOTE 8	NOTES PAYABLE

As of June 30, 2014, the Company had borrowed funds pursuant to non-convertible promissory notes of $275,000, bearing interest at 10% per annum. Interest was payable monthly and the principal, together with any unpaid interest, was to be repaid 48 months from the dates of the notes. Total interest accrued on the outstanding note was approximately $21,000 for the year ended. The Company repaid the outstanding balance of the note along with interest on April 9, 2015.

During the nine months ended March 31, 2015, the Company borrowed $181,000 pursuant to promissory notes from its two major stockholders of the Company at that time. The notes were fully repaid in April 2015.

NOTE 9	CONVERTIBLE NOTES PAYABLE

During July 2013, the Company issued $250,000 of 10% convertible promissory notes to private investors. The convertible notes were to mature in three years, at which time all outstanding principal and accrued interest was to be paid. The notes were convertible by the investors into the Company’s common stock based upon the price in a proposed registered offering on Form S-1 with $200,000 being convertible at a 20% discount to the offering price of $1.60 per share, or $1.28 per share, and $50,000 being convertible at a 50% discount to the offering price, or $0.80 per share. In addition to the interest due, the Company issued 125,000 warrants to the lenders at an exercise price of 125% of the share price of the offering or $2.00 per share (see Note 7).

During February 2014 the holder of the $200,000 convertible note agreed to convert the note into 200,000 shares of the Company’s common stock. This note holder also purchased an additional 100,000 shares of the Company’s common stock for $100,000 in cash. The Company also granted the note holder warrants to purchase 200,000 common shares at $1.50 per share and 200,000 shares at $2.00 per share for a three year period. On April 6, 2015, the holder of the $50,000 convertible note agreed to convert the note and its interest into the 110,000 shares of the Company’s common stock (See Note 11). The loss on extinguishment of the above debt was $139,230 and there was $41,722 decrease to additional paid-in capital for the value allocated to the beneficial conversion feature of the debt.

NOTE 10	COMMITMENTS AND CONTINGENCY

Lease

On June 1, 2014, the Company entered into a three-year lease agreement with an unrelated third party.

Rent expense for the year ended June 30, 2015 and 2014 was $42,964 and $34,193, respectively. Pursuant to a termination agreement dated May 6, 2015 between the Company and the landlord, the lease has been terminated.

Legal Status

The Company was involved in one legal proceeding, a breach of contract lawsuit against IRTH Communications, LLC. On May 24, 2014, the Company filed a lawsuit in Orange County, FL (case # 2014-CA-00-2626-O), against IRTH for breach of a contract to provide investor relations services to them. In that lawsuit the Company sought return of $110,000 of monies paid to IRTH, and the cancellation of 54,950 shares of stock issued to IRTH. IRTH subsequently sued the Company for breach of contract, seeking damages and also to have their shares cleared for trading. On December 10, 2014, both parties entered into a settlement agreement to settle and dismiss the suit. As part of the settlement, the Company reissued 54,950 shares to IRTH, which IRTH agreed not to sell, hypothecate, pledge or otherwise transfer any of the stock until after December 15, 2015.

The Company is currently not involved in any legal proceedings.

NOTE 11	STOCKHOLDERS’ (DEFICIT)

Equity

Common Stock includes 100,000,000 shares authorized at no par value.

2014

During the year ended June 30, 2014, the Company issued common shares as follows:

On July 31, 2013, the Company’s registration statement on Form S-1 became effective. The Company offered for sale a maximum of 6,250,000 shares of its no par value common stock at a price of $1.60 per share.

The Company issued 1,343,150 shares of common stock for cash of $1,275,605, among which 312,500 shares had been sold pursuant to the offering.

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

The Company issued 54,950 common shares for services to be performed over a one year period, which were valued at their estimated fair value of $100,000 based on the trading price of the Company’s common shares. The value of these shares has been recorded as deferred compensation as a reduction of paid in capital and is being amortized over the one year period during which the related services will be received. At June 30, 2014, $83,333 of deferred compensation has been charged to operations.

2015

On April 6, 2015, the Company issued 110,000 shares of common stock pursuant to the conversion of a $50,000 note issued by the Company, and 100,000 shares of common stock to a consultant in consideration for his service.

On April 9, 2015, the Company completed a Subscription Agreement with Engage International Technology Co. Ltd. pursuant to which Engage International purchased 1,100,000 shares of the Company’s restricted common stock, at the price of $0.50 per share for a total purchase price of $550,000. The price was based on the market price of the Company’s stock prior to April 9, 2015 when the agreement was being negotiated. The issuance of the shares was in reliance upon the exemptions from securities registration afforded by Regulation S promulgated under Regulations of the Securities Act of 1933, as amended. The sole purpose and objective of the sale was to use the proceeds received to pay off certain outstanding debts, loans, obligations and liabilities of the Company.

NOTE 11	STOCKHOLDERS’ (DEFICIT) (continued)

Stock Options and Warrants

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and 125,000 options each year over the next 4 years. The options were exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,415,710, of which $225,719 and $413,398 had been charged to operations during the year ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, respectively, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0 and the aggregate intrinsic value of currently exercisable stock options was approximately $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on June 30, 2015 and 2014, at $0.5 and $2.01 per share. The total number of in-the-money options outstanding and exercisable as of June 30, 2015 and 2014, was 0. The fair value of the options charged to operations during the year ended June 30, 2015 was $247,430. These two employees left the Company in April 2015 and the remaining unvested options were cancelled. The options were valued using a binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36%-1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of June 30, 2015 and 2014 are as follows:

	June 30,
	2015			2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at beginning of year	614,000	$3.37	4.37	-	$-	-
Changes:
Granted	-	-	-	614,000	3.37	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Cancelled	406,250	3.69	-	-	-	-

Options outstanding at end of year	207,750	2.73	3.42	614,000	3.37	4.37

Options exercisable at end of year	207,750	$2.73	3.42	114,000	$2.50	0.83

NOTE 11	STOCKHOLDERS’ (DEFICIT) (continued)

Stock Options and Warrants (continued)

Stock warrants outstanding at June 30, 2015 are as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)

Warrants outstanding at June 30, 2014	1,525,000	0.60
Changes:
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	1,000,000	-

Warrants outstanding at June 30, 2015	525,000	1.48

Warrants exercisable at June 30, 2015	525,000	1.48

Stock warrants outstanding at June 30, 2015 were as follows:

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

On April 9, 2015, in anticipation of and in connection with the share purchase by Engage International, the holder of a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00, agreed to its cancellation for no consideration.

NOTE 12	INCOME TAXES

No provision was made for federal income taxes since the Company has significant net operating losses. At June 30, 2015, the Company had operating loss carryforwards of approximately $3,000,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2035. The principal difference between the net operating loss for book purposes and income tax purposes results from non-cash charges to operations related to stock options and warrants and common shares issued for services that are not currently deductible for income tax purposes. The availability of the Company’s net operating loss carry-forwards are subject to significant limitation since there was more than 50% positive change in the ownership of the Company’s stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2014 and 2015, are as follows:

	June 30,
	2015	2014
Deferred tax assets:
Federal net operating loss	$979,000	$457,000
State net operating loss	145,000	67,000

Total deferred tax assets	1,124,000	524,000
Less: valuation allowance	(1,124,000)	(524,000)

	$-	$-

NOTE 12	INCOME TAXES (continued)

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2015 and 2014, to reduce such assets to zero, since there are significant limitations on the utilization of the Company’s net operating loss carry-forwards and there is no assurance that the Company will generate future taxable income to utilize such assets. Management reviews this valuation allowance requirement periodically and makes adjustments as warranted. The valuation allowance increased $600,000 and $361,000.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended June 30, 2015 and 2014 is as follows:

	June 30,
	2015	2014

Federal income tax rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)
Increase in valuation allowance	39.0	39.0

Effective income tax rate	0.0%	0.0%

NOTE 13	CONCENTRATION OF CREDIT RISK

For the year ended June 30, 2015, three customers accounted for approximately 89% of sales. For the year ended June 30, 2014, another three customers accounted for approximately 89% of sales.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 17, 2015, the Company dismissed Kingery & Crouse PA (“Kingery”) as its registered independent public accounting firm and engaged Frazier & Deeter, LLC (“Frazier & Deeter”) as a result of the acquisition of substantially all of the assets and business of Kingery by Frazier & Deeter. The report of Kingery on the Company’s financial statements for the years ended June 30, 2014 and 2013, did not contain an adverse opinion or disclaimer of opinion, and such report were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report contained a going concern paragraph. This change in the Company’s certifying accountant was reported in a Current Report on Form 8-K filed on February 24, 2015.

On June 16, 2015, the Company dismissed Frazier & Deeter as its registered independent public accounting firm. The decision to dismiss Frazier & Deeter and retain Friedman was approved by the Company’s Board of Directors. During the period from February 17, 2015 to June 16, 2015, Frazier & Deeter reviewed the Company’s interim financial statements for the quarters ended December 31, 2014 and March 31, 2015. During the period when Frazier & Deeter was engaged by us, there have been no disagreements between the Company and Frazier & Deeter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Frazier & Deeter would have caused them to make reference thereto in their report on the financial statements. During the Engaged Period, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

On June 16, 2015, the Board approved the appointment of Friedman LLP (“Friedman”) as its new registered independent public accountant. Our financial statements as of and for the year ended June 30, 2015 included in this report have been audited by Friedman as set forth in this Report.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, to allow timely decisions regarding required disclosure for the reasons discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer has determined and concluded that, as of June 30, 2015, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2015, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

●	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties and timely information;

●	The Company does not have effective controls over period end financial disclosure and reporting processes;

●	The Company does not have a Chief Financial Officer; and

●	Lack of formal security policies and management oversight, including formal password policy for IT management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended June 30, 2015) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors as of June 30, 2015. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Hua Zhang	66	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Mr. Hua Zhang has over 20-years experience in business management and marketing. Mr. Zhang was the President of Tianli Agritech, Inc. from 2006 to 2010. He established Beijing Fengrong Insurance Brokerage Co., Ltd. In 2010 and served as Chairman of the Board. He also established an investment fund management company in 2011 and served as the Legal Representative and Chairman. He established Shenzhen Engage Mobility Technology Co., Ltd in 2013 and successfully introduced the technology of augmented reality from the U.S. to China. He also contributed in the establishment of a joint venture, Datang Engage Mobility Inc. in 2014. He is Special Adviser to the Marketing Association of Beijing University, and tens of thousands of people across China have been to his lectures about marketing. With his connections in the domestic and international finance industry and profound business experience, he assisted three companies to go public in the United States. Mr. Zhang received a Bachelor degree from Hunan Economic Management University.

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

The following table sets forth the compensation paid by us for the last two fiscal years ending June 30, 2015 and 2014 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers. On October 13, 2014, Mr. Byrd resigned as our chief executive officer. Mr. Byrd’s resignation is not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. Until April 9, 2015, Mr. Byrd continued to serve as the Company’s secretary and chairman of the board of directors. On October 13, 2014, the Board appointed Mr. Hackett, the Company’s then President, Acting Chief Financial officer, Treasurer and Director, to serve as Chief Executive Officer of the Company. Mr. Hackett resigned from all positions with the Company on April 9, 2015.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended June 30		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hua Zhang, Chairman, Chief Executive Officer, President, Secretary and Treasurer	2015	(1)	$—	—	—	—	—	—	—	$—
Hua Zhang, Chairman, Chief Executive Officer, President, Secretary and Treasurer	2014		$—	—	—	—	—	—	—	$—
James S. Byrd, Jr., Chairman	2015	(2)	$—	—	—	—	—	—	—	$—
James S. Byrd, Jr., Chairman	2014		$67,754.46	—	—	—	—	—	—	$67,754.46
Douglas S. Hackett, President, CEO, CFO, Secretary, Treasurer, and Director	2015	(3)	$—	—	—	—	—	—	—	$—
Douglas S. Hackett, President, CEO, CFO, Secretary, Treasurer, and Director	2014		$54,807.69	—	—	—	—	—	—	$54,807.69
Eric Fellows, COO	2015	(4)	$10,250	—	174,000	—	—	—	—	$184,250
Eric Fellows, COO	2014		$35,966.73	—	—	—	—	—	—	$35,966.73

(1)	On April 9, 2015, Mr. Zhang was appointed as the Company’s Chairman, Chief Executive Officer, President, Secretary and Treasurer. Mr. Zhang did not take compensation from the Company in fiscal year ended June 30, 2015.
(2)	On April 9, 2015, Ms. Byrd resigned from all positions with the Company.
(3)	On April 9, 2015, Ms. Hackett resigned from all positions with the Company.
(2)	On April 9, 2015, Mr. Fellows resigned as COO of the Company.

Outstanding Equity Awards at Fiscal Year-End Table

During our 2014 fiscal year, two employees were granted an aggregate of 614,000 five year options (see Note 11 of our Financial Statements) which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was $1,415,710 of which $247,430 and $413,398 has been charged to operations during the year ended June 30, 2015 and 2014, respectively.

A summary of the status of the stock options granted to employees and others as of June 30, 2015 is provided in Note 11 of our Financial Statements.

Other than discussed above, we do not have any equity compensation plans and therefore no equity awards are outstanding as of June 30, 2015.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 29, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 15C, China Merchants Tower, No. 1166 Wanghai Road, Nansha District, Shenzhen, Guangdong, China 518067.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Executive Officers and Directors
Hua Zhang	17,562,505	(2)	76.09%
Directors and executive officers as a group (1 person)	17,562,505		76.09%
Other 5% Holders:	None

(1)	Based on 23,082,567 shares of common stock issued and outstanding as of September 29, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 16,462,505 shares of common stock held through Engage International Technology Co. Ltd. purchased from two shareholders on April 9, 2015, and 1,100,000 shares of common stock acquired through a subscription agreement with the Company on April 9, 2015.

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

Affiliation with Joint Venture in China

Mr. Hua Zhang, Chairman of Datang Engage (China) Mobile Technology Co., Ltd., which we own 30% interest is also the Company’s current Chairman, Chief Executive Officer and President.

Item 14.    Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended June 30, 2015 and June 30, 2014, we were billed approximately $62,500 and $18,750, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended June 30, 2015 and June 30, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. (1)
3.2	By-Laws. (1)
4.1	Form of Subscription Agreement. (4)
10.1	Promissory Note, dated March 9, 2012. (2)
10.2	Sales Agreement between MarketKast, Inc. and Veritas Consulting Group, Inc., dated May 29, 2012. (3)
10.3	Technology License and Services Agreement, by and among Total Communicator Solutions and Engage Mobility, Inc. (f/k/a MarketKast), dated January 24, 2013. (4)
10.4 *	Joint Venture Agreement, by and among Engage Mobility Inc., Xinhua Ruide (Beijing) Network Technology Co., Ltd. and Shenzhen Yingjia Mobile Technology Co., Ltd., dated February 18, 2014
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on July 26, 2012.
(2)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on September 7, 2012.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on September 28, 2012.
(4)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed with the SEC on July 9, 2013.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2015

Engage Mobility, Inc.

/s/ Hua Zhang
Name: Hua Zhang Position: Chief Executive Officer, President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hua Zhang	Chairman of the Board	September 29, 2015

