Form 10-Q
period 2015-09-30
Engage Mobility, Inc
filed 2015-11-20
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2015

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

As of November 20, 2015, the registrant had 23,082,567 shares of its common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (Unaudited)

ENGAGE MOBILITY, INC.

CONDENSED BALANCE SHEETS

(IN U.S. $, Unaudied)

	September 30,	June 30,
	2015	2015
ASSETS
CURRENT ASSETS
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $14,660 and $14,185 for September 30, 2015 and June 30, 2015	-	-
Total Current Assets	-	-
PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS
Intangible asset, net	18,462	26,629
TOTAL ASSETS	$18,462	$26,629
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$52,188	$79,688
Notes payable	5,000	5,000
Due to related parties	618,759	562,096
Total Current Liabilities	675,947	646,784
TOTAL LIABILITIES	675,947	646,784
STOCKHOLDERS' DEFICIT
Common Stock - No Par Value; Authorized: 100,000,000 Issued and Outstanding: 23,082,567 shares at September 30 and June 30, 2015.	2,891,995	2,891,995
Paid in capital	3,091,072	3,091,072
Accumulated deficit	(6,640,552)	(6,603,222)
TOTAL STOCKHOLDERS’ DEFICIT	(657,485)	(620,155)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,462	$26,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENGAGE MOBILITY, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN U.S. $, Unaudited)

	Three Months Ended
	September 30,
	2015	2014

REVENUE	$-	$21,827

COST OF REVENUE	-	-

GROSS PROFIT	-	21,827

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	37,330	327,921

OPERATING LOSS	(37,330)	(306,094)

INTEREST EXPENSE	-	8,279

LOSS BEFORE INCOME TAXES	(37,330)	(314,373)

INCOME TAXES	-	-

NET LOSS	$(37,330)	$(314,373)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding, basic & diluted	23,082,567	21,772,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENGAGE MOBILITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN U.S. $, Unaudited)

	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,330)	$(314,373)
Adjusting to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,167	16,569
Common stock, options and warrants issued for services, interest and inducements	-	163,364
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	650
Decrease in prepaid expenses	-	220
Increase in deferred revenue	-	3,782
Increase in accrued expenses	29,163	43,357

Net cash used in operating activities	-	(86,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable	-	85,000

Net cash provided by financing activities	-	85,000

Net change in cash	-	(1,431)

Cash - beginning balance	-	16,201

CASH ENDING BALANCE	$-	$14,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$8,279
Income taxes	$-	$-

Non-cash financing activities
Payments of accrued expense and other payable assumed by stockholder	$56,663	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN U.S. $)

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

On April 9, 2015, a Stock Purchase Agreement (“Stock Purchase Agreement”) was entered into by and among Engage International Technology Co. Ltd. (“Engage International”), James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”) (Byrd and Hackett, collectively, the “Sellers”) who were the principal stockholders of Engage Mobility, Inc., pursuant to which Engage International acquired from the Sellers a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares on that date. Pursuant to the Stock Purchase Agreement, a change in control of the Company has occurred.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Accounting Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial statements of the Company as of September 30, 2015 and for the three months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended June 30, 2015, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Bank overdrafts are presented in the financial statements under the caption “Due to Bank.”

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN U.S. $)

NOTE 2	SUMMARY OF ACCOUNTING POLICIES (Continued)

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

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN U.S. $)

NOTE 2	SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Income Taxes

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. The Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2015 and June 30, 2015, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN U.S. $)

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

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN U.S. $)

NOTE 3	GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $6,641,000 and a working capital deficit of approximately $676,000 at September 30, 2015. In addition, the Company continues to generate operating losses and negative cash flows from operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the next 12 months, the Company:

-	Plans to raise significant additional funds through debt or equity financing.

-	Intends to work together with its China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional debt or equity financing.  While the Company believes in the viability of its strategy to create sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional debt/equity financing from third-party and /or related parties, further implement its business plan and generate sufficient revenues to meet its obligations.  The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN U.S. $)

NOTE 4	PROPERTY, PLANT AND EQUIPMENT

The Company currently does not have any property, plant or equipment. During the year ended June 30, 2015, the Company disposed of all its property and equipment and recognized a loss on disposal of $3,909. Depreciation expense charged to operations for the three months ended September 30, 2015 and 2014 was $0 and $1,302, respectively.

NOTE 5	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2015	June 30, 2015

Mobile platform	$98,000	$98,000
Patents	1,000	1,000

Total intangible assets	99,000	99,000
Less: accumulated amortization	(80,538)	(72,371)

	$18,462	$26,629

Amortization expense charged to operations for the three months ended September 30, 2015 and 2014 was $8,167 and $15,268, respectively. Future estimated amortization expense is $18,462 for the year ended June 30, 2016.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company received advances from the following related parties, under common control, to supplement the Company’s working capital.

	September 30, 2015	June 30, 2015

Shenzhen Engage Mobile Technology Co., Limited	$470,000	$470,000
Shenzhen Datang Engage Telecom Co., Limited	148,759	92,096

	$618,759	$562,096

Shenzhen Engage Mobile Technology Co., Limited became a related party after Engage International Technology Co., Ltd. purchased 75.61% of the Company’s common stock from two stockholders of the Company on April 9, 2015. The advance is payable on demand and non-interest bearing.

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONSENSED FINANCIAL STATEMENTS

(IN U.S. $)

NOTE 7	LEASE

Lease

On June 1, 2014, the Company entered into a three-year lease agreement with an unrelated third party.

Pursuant to a termination agreement dated May 6, 2015 between the Company and the landlord, the lease has been terminated. Rent expense for the three months ended September 30, 2015 and 2014 was $0 and $9,128, respectively.

NOTE 8	STOCKHOLDERS’ DEFICIT

Equity

During the three months ended September 30, 2015, the Company had not issued any new shares of common stock to the stockholders.

Stock Options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and 125,000 options each year over the next 4 years. The options were exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. These two employees left the Company in April 2015 and the remaining unvested options were cancelled. The aggregate grant date fair value of the options was approximately $1,415,710, and $163,364 had been charged to operations during the three months ended September 30, 2014. No stock based compensation was recorded during the three months ended September 30, 2015 due to the cancellation of options in April 2015.

Stock warrants

Stock warrants outstanding at September 30, 2015 were as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)

Warrants outstanding at June 30, 2015	525,000	1.48
Changes:
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Warrants outstanding at September 30, 2015	525,000	1.22

Warrants exercisable at September 30, 2015	525,000	1.22

ENGAGE MOBIITY, INC.

NOTES TO UNAUDITED CONSENSED FINANCIAL STATEMENTS

(IN U.S. $)

NOTE 8	STOCKHOLDERS’ DEFICIT (Continued)

Stock warrants (Continued)

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 9	INCOME TAXES

No provision was made for federal income taxes since the Company has significant net operating losses. At September 30, 2015, the Company had operating loss carryforwards of approximately $3,037,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2035. The principal difference between the net operating loss for book purposes and income tax purposes results from non-cash charges to operations related to stock options and warrants and common shares issued for services that are not currently deductible for income tax purposes. The availability of the Company’s net operating loss carry-forwards are subject to significant limitation since there was more than 50% change in the ownership of the Company’s stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2015 and June 30, 2015, were as follows:

	September 30, 2015	June 30, 2015

Deferred tax assets:
Federal net operating loss	$983,000	$979,000
State net operating loss	146,000	145,000

Total deferred tax assets	1,129,000	1,124,000
Less: valuation allowance	(1,129,000)	(1,124,000)

	$-	$-

The Company has provided a 100% valuation allowance against the deferred tax assets at September 30 and June 30, 2015, to reduce such assets to zero, since there are significant limitations on the utilization of the Company’s net operating loss carry-forwards and there is no assurance that the Company will generate future taxable income to utilize such assets. Management reviews this valuation allowance requirement periodically and makes adjustments as warranted. The valuation allowance increased $5,000 for three months ended September 30, 2015 and $600,000 for the year ended June 30, 2015.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Engage Mobility, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three months ended September 30, 2015 as compared to the same period of 2014.  The following information should be read in conjunction with the interim financial statements as of September 30, 2015, the three months periods ended September 30, 2015 and 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Although the joint venture was established in 2014, it has not commenced operations and our partners in China had confidence in our business and technology and hoped to continue the alliance through acquisition of the control of our Company. On April 9, 2015, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), Engage International Technology Co. Ltd. (“Engage International”) acquired from James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”), who were the principal stockholders of the Company, a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s then issued and outstanding shares. Following the transaction, a change in control of the Company has occurred. Pursuant to the terms of the Stock Purchase Agreement, as a condition to the sale and transfer of the controlling stake of the Company, the then directors and officers of the Company resigned simultaneously at the closing of the transaction. Accordingly, Mr. Byrd ceased to be Chairman of the Board of Directors of the Company; and Mr. Hackett ceased to be President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company; and Eric Fellows ceased to be the Chief Operating Officer of the Company. At the same time, Mr. Hua Zhang was appointed as the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer of the Company.  Mr. Zhang is also the Chairman of the Chinese joint venture, Datang Engage.

We plan to function as a provider of mobile technology, marketing and data solutions for business. Through the sale of our Mobile Engagement System, we hope to enable business owners to engage with new and existing customers with a turnkey mobile marketing solution. The Mobile Engagement System integrates an augmented reality browser and content with our proprietary cloud based mobile video delivery system, a mobile customer relationship manager and our Dynamic Data platform to create a full solution for business to market their products in the mobile environment. The Mobile Engagement System will be sold to businesses under a “user based” model - so that the business would pay us a monthly user fee based on the number of “engaged” users in their database at any given time.

In addition to this core product offering, we will offer to our clients the additional products and services in order to assist in growing their business, including mobile optimization of websites, as well as additional mobile marketing, customer acquisition services and mobile data services.

Currently we do not have operations of our mobile technology business. We intend to work together with our China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

Change of Control

As of December 2014, we were unable to raise the necessary capital to continue to fund marketing and sales efforts for our products, and therefore we greatly reduced our efforts in that regard.

On April 9, 2015, two principal stockholders of the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with Engage International, pursuant to which Engage International acquired a total of 16,462,505 shares of the Company’s common stock from the principal stockholders of the Company, representing 75.61% of the Company’s issued and outstanding shares on that date. Pursuant to the Stock Purchase Agreement, a change in control of the Company has occurred.

Since the change in control of the Company, the Company intends to raise capital and seek future mergers and acquisitions. The Company intends to work together with one of its China affiliates, under common control, to develop a data platform for investment, corporation internal management, financial management, marketing and wealth management for small and mid-size corporations.

Plan of Operation

Until May 2014, our efforts were primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities.

In April 2014, we completed development of version 2.0 of our Mobile Engagement System, which includes our new product immersion, a street view augmented reality platform that allows users to locate businesses in their geographical area who are on the Engage system. We have filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System. In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System, but we had only experienced nominal initial revenue.

On April 9, 2015, Engage International purchased 75.61% of the Company’s then issued and outstanding shares from two major stockholders of the Company. Following the transaction, a change in control of the Company occurred and all of the then directors and officers of the Company resigned simultaneously at the closing of the transaction. At the same time, Mr. Hua Zhang was appointed to be the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer. Mr. Zhang is also the Chairman of the Chinese joint venture of which we own 30%.

We have not experienced significant revenue from our business operations, and we have been unable to raise the capital necessary to fund our marketing and sales plan. Therefore, during the next 12 months, the Company:

-	Plans to raise additional funds through debt or equity financing either from third-party or related parities.

-	Intends to work together with its China affiliate, under common control, to further develop the Company’s platform and introduce it to the Chinese market. As the platform matures, the Company plans to reintroduce it into the U.S. and other markets.

-	Seeks a suitable third-party to form a joint-venture company to expand our Mobile Engagement business.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended September 30, 2015, and have not generated any revenues, as compared to $21,827 for the three months ended September 30, 2014.

Operating Expenses

During the three months ended September 30, 2015 and 2014, we incurred general and administrative expenses of $37,330, and $327,921, respectively, which consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses during the first quarter in 2015 resulted primarily from decrease in stock compensation of $163,364, investor relations of $16,764, salaries and wages of $48,353, office rent of $9,128, employee health insurance of $13,537, and administrative services of $10,650 for the three months ended September 30, 2015.

Interest expense

There was no interest expense occurred for the three months ended September 30, 2015, while the interest for the three months ended September 30, 2014 was $8,279. The decrease in interest expense resulted from a decrease in outstanding loans.

Net Income and Loss

We had a net loss of $37,330 for the three months ended September 30, 2015, compared to $314,373 for the three months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had no cash.  Our general and administrative expenses, were all paid by a related party on behalf of our Company. We have historically financed our operations through sale of common stock to our founders, private equity offerings, and debt from third party lenders. We are attempting to obtain funds from additional debt or equity financing to support our daily business. Therefore, as noted in the Going Concern section below, this raises substantial doubt about our ability to continue as a going concern.

The following summarizes the key components of the Company’s cash flows for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows used in operating activities	$-	$(86,431)
Cash flows from financing activities	$-	$85,000
Net increase decrease in cash and cash equivalents	$-	$(1,431)

During the three months ended September 30, 2015, the Company had a net loss of $37,330, and net cash used in its operating activities was $0.  Comparatively, during the three months ended September 30, 2014, the Company had a net loss of $314,373, and net cash used in its operating activities was $86,431. General and administrative expenses includes professional fees, legal/Accounting expenses, shipping fees and other office expenses. These expenses were paid by a related party of our company.

We did not have cash flows from investing activities for the three months ended September 30, 2015 and 2014.

For the three months ended September 30, 2015, we did not have cash flows from financing activities. For the three months ended September 30, 2014, cash flows provided by financing activity was proceeds from notes payable of $85,000.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $6,640,552 and a working capital deficit of $676,000 at September 30, 2015, and had no revenue generating from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has no cash and its operations are not sufficient to support the Company’s daily operations without significant financing.  The Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds; however there can be no assurances to that effect, and to date insufficient capital has been raised for the Company to execute its strategy.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan, obtain additional debt or equity funding, and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Executive Officer, Secretary and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ended September 30, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not involved in any legal proceedings.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 20, 2015

Engage Mobility, Inc.

/s/ Hua Zhang
Name: Hua Zhang
Position: Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

