Form 10-Q
period 2015-12-31
Engage Mobility, Inc
filed 2017-02-15
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission File Number: 333-182856

Engage Mobility, Inc.

(Exact name of registrant as specified in its charter)

Florida	45-4632256
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

15C, China Merchants Tower No. 1166 Wanghai Road, Nansha District Shenzhen, Guangdong, China
(Address of principal executive offices)

+(86) 755-86575200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐    No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No   ☐

As of February 15, 2016, the registrant had 23,082,567 shares of common stock, no par value, issued and outstanding.

ENGAGE MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2015

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof, or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements, or that our objectives and plans, will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q, and attributable to us or any person acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENGAGE MOBILITY, INC.

Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Accounts receivable, net of allowance for doubtful accounts of $0 and $14,660 for December 31 and June 30, 2015	$-	$-
Total current assets	-	-

Intangible assets, net	-	26,629
Total assets	$-	$26,629
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expenses	$30,909	$79,688
Note payable	5,000	5,000
Due to related party	658,759	562,096
Total Liabilities	694,668	646,784
Stockholders’ Deficiency:
Common stock (No par value, 100,000,000 shares authorized, 23,082,567 shares issued and outstanding at December 31 and June 30, 2015.)	2,891,995	2,891,995
Paid in capital	3,091,072	3,091,072
Accumulated deficit	(6,677,735)	(6,603,222)
Total Stockholders’ Deficiency	(694,668)	(620,155)
Total Liabilities and Stockholders’ Deficiency	$-	$26,629

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2015		2014		2015		2014

Revenue		$-		$10,205		$-	$32,032
Cost of revenue		-		-		-	-
Gross profit		-		10,205		-	32,032

Operating expenses:
General and administrative expenses		18,721		86,659		56,051	414,580

Operating loss		(18,721)		(76,454)		(56,051)	(382,548)

Other expense:
Impairment loss from intangible assets		18,462		-		18,462	-
Interest expense		-		8,377		-	16,656
Total other expenses		18,462		8,377		18,462	16,656

Loss from operations before income taxes		(37,183)		(84,831)		(74,513)	(399,204)

Income taxes		-		-		-	-
Net loss		$(37,183)		$(84,831)		$(74,513)	$(399,204)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted		23,082,567		21,772,567		23,082,567	21,772,567

Basic and diluted loss per share	$	a	$	a	$	a	$(0.02)

a = Less the ($0.01) per share

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,513)	$(399,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,603
Amortization expense	8,167	25,735
Impairment loss from intangible assets	18,462	-
Non-cash interest expense	-	16,667
Common stock, options and warrants issued for services, interest and inducements	-	147,248
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	175
Decrease in prepaid expenses	-	7,208
Increase in accrued expenses	47,884	52,307
Net cash used in operating activities	-	(147,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	-	134,581
Net cash provided by financing activities	-	134,581

Net increase (decrease) in cash	-	(12,680)
Cash, beginning of period	-	16,201
Cash, end of period	$-	$3,521

SUPPLMENTAL DISCLOSURE:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

Non-cash financing activities
Payments of accrued expenses assumed by stockholder	$96,663	$-

See accompanying notes financial statements.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

Engage Mobility, Inc.  (the “Company”) was incorporated on December 28, 2011 under the laws of the State of Florida as MarketKast Incorporated. On March 22, 2013, the Company changed its name to Engage Mobility, Inc. Since formation, the Company functioned as a provider of mobile marketing services, online and mobile video production, distribution, syndication and marketing services for business owners.

On April 9, 2015, a Stock Purchase Agreement (“Stock Purchase Agreement”) was entered into by and among Engage International Technology Co. Ltd. (“Engage International”), James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”) (Byrd and Hackett, collectively, the “Sellers”), who were the principal stockholders of the Company, pursuant to which Engage International acquired from the Sellers a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s issued and outstanding shares on that date. Pursuant to the Stock Purchase Agreement, a change in control of the Company occurred.

The Company was not able to raise sufficient capital to execute its original business plan and has decided to cease its plan of operation as a mobile technology provider. As a result, the Company is now a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s stockholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial statements of the Company as of December 31, 2015, and for the six months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31 and June 30, 2015, the Company had no cash and cash equivalents.

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

The Company’s revenues have principally been from video distribution and advertising fees via the platform. However, since July 1, 2015 until the date of this report, the Company did not report any revenues.

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

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets and Long-lived Assets

The Company reviews for impairment its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, are being amortized over a period of three years. During the six months ended December 31, 2015 and 2014, the Company reported an impairment loss of $18,462 and $0, respectively. The impairment loss during the six months ended December 31, 2015 was due to the cessation of the Company’s plan of operation as a mobile technology provider.

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash, accounts receivable, and accrued expenses, and other current liabilities. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions at which the Company could obtain similar financing.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2015 and June 30, 2015, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company records the cost resulting from all share-based transactions in the financial statements. The Company applies a fair-value-based measurement in accounting for share-based payment transactions with employees and when the Company acquires goods or services from non-employees in share-based payment transactions.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months ended December 31, 2015 and the year ended June 30, 2015. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3—GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $6,674,000 and a working capital deficit of approximately $691,000 at December 31, 2015. In addition, the Company continues to generate operating losses and negative cash flows from operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The Company currently does not have any property, plant or equipment. During the year ended June 30, 2015, the Company disposed of all its property and equipment and recognized a loss on disposal of $3,909. Depreciation expense charged to operations for the six months ended December 31, 2015 and 2014 was $0 and $2,603, respectively.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 5—INTANGIBLE ASSETS

The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, the officer and director of the Company may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

	December 31,	June 30,
	2015	2015
Mobile platform	$98,000	$98,000
Patents	1,000	1,000
	99,000	99,000
Less:
Accumulated amortization	(80,538)	(72,371)
Impairment reserve	(18,462)	-
Intangible assets, net	$-	$26,629

Amortization expense charged to operations for the six months ended December 31, 2015 and 2014 was $8,167 and $25,735, respectively. Amortization expense charged to operations for the three months ended December 31, 2015 and 2014 was $0 and $10,467, respectively. During the six months ended December 31, 2015, the Company reported an impairment loss of $18,462 over its intangible assets. The impairment loss during the six months ended December 31, 2015 was due to the cessation of the Company’s plan of operation as a mobile technology provider, and corresponding write down of the Company’s intangible assets.

NOTE 6—DUE TO RELATED PARTY

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

The Company received advances from the following related parties, under common control, to supplement the Company’s working capital.

	December 31,	June 30,
	2015	2015
Shenzhen Engage Mobile Technology Co., Ltd. (“Engage Mobile”)	$470,000	$470,000
Shenzhen Datang Engage Telecom Co., Ltd. (“Engage Telecom”)	188,759	92,096
	$658,759	$562,096

Shenzhen Engage Mobile Technology Co., Limited became a related party after Engage International Technology Co., Ltd. purchased 75.61% of the Company’s common stock from two stockholders of the Company on April 9, 2015. The advance is unsecured, payable on demand and non-interest bearing. During the three and six month periods ended December 31, 2015, the Company received $40,000 and $96,663, respectively, in advances from Engage Telecom.  As of December 31, 2015, the balance of the advances form related parties was $658,759.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT

Equity

During the three and six months ended December 31, 2015, the Company had not issued any new shares of common stock to the stockholders.

Stock Options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and will vest as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,416,000, of which $413,398 has been charged to operations during the year ended June 30, 2014. The balance of the fair value of the options will be charged to operations over the vesting period of which $144,936 has been charged to operations during the period ended December 31, 2014. The options were valued using a binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of December 31, 2015 is as follows:

Number of Shares
Options outstanding at June 30, 2015	$207,750
Changes:
Granted	-
Exercised	-
Forfeited	-
Cancelled	-
Options outstanding at December 31, 2015	207,750

Options exercisable at December 31, 2015	$207,750

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Stock warrants outstanding at December 31, 2015 were as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at June 30, 2015	$525,000	1.48
Changes:
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Warrants outstanding at December 31, 2015	525,000	1.03

Warrants exercisable at December 31, 2015	$525,000	$1.03

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 8—COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9—BUSINESS SEGMENTS

There are no reportable business segments.

NOTE 10—SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events occurred as of February 15, 2016 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the six months ended December 31, 2015, (ii) the financial statements and notes thereto for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2015 all amounts herein are unaudited. Unless the context otherwise indicates, references to “Engage Mobility,” “we,” “our,” “us” and the “Company” refer to Engage Mobility, Inc.

Overview

We were incorporated, under the name MarketKast, Inc., under the laws of the State of Florida on December 28, 2011, to serve as a provider of mobile marketing services, online and mobile video production, distribution, syndication and marketing services for business owners. On March 22, 2013, we filed Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “MarketKast, Incorporated” to “Engage Mobility, Inc.” The Amendment was effective as of March 22, 2013. In connection with the name change, our trading symbol was changed from “MRKK” to “ENGA,” effective April 4, 2013.

On February 18, 2014, we entered into a joint venture agreement (“Joint Venture Agreement”) with Xinhua Ruide (Beijing) Network Technology Co., Ltd. (“Xinhua Ruide”) and Shenzhen Yingjia Mobile Technology Co., Ltd. (“Shenzhen Yingjia”) to establish a joint venture, Datang Engage (China) Mobile Technology Co., Ltd. (“Datang Engage”) to develop and launch a Chinese version of our mobile platform. We own 30% interest in the joint venture. The Chairman of the joint venture is Mr. Hua Zhang.

In April 2014, we completed development of version 2.0 of our Mobile Engagement System, which included our new product immersion, a street view augmented reality platform that allowed users to locate businesses in their geographical area who are on the Engage system. We filed a provisional patent application seeking patent protection for version 2.0 of our Mobile Engagement System.

In May 2014, we commenced our marketing and sales efforts for our new Mobile Engagement System, but only experienced nominal initial revenue.

On April 9, 2015, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), Engage International Technology Co. Ltd. (“Engage International”) acquired from James S. Byrd, Jr. (“Byrd”) and Douglas S. Hackett (“Hackett”), who were the principal stockholders of the Company, a total of 16,462,505 shares of the Company’s common stock, representing 75.61% of the Company’s then issued and outstanding shares. As a result of the transaction, a change in control of the Company occurred. Pursuant to the terms of the Stock Purchase Agreement, as a condition to the sale and transfer of the controlling stake of the Company, the then directors and officers of the Company resigned simultaneously at the closing of the transaction. Accordingly, Mr. Byrd ceased to be Chairman of the Board of Directors of the Company; and Mr. Hackett ceased to be President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company; and Eric Fellows ceased to be the Chief Operating Officer of the Company. At the same time, Mr. Hua Zhang was appointed as the sole director and Chairman of the Board of Directors, as well as the Chief Executive Officer of the Company.

Through June 2015, our efforts were primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. However, the Company was not able to raise sufficient capital to execute its original business plan and, during the Company’s second fiscal quarter ended December 31, 2015, management decided to cease our plan of operation as a mobile technology provider. In connection with this determination, the Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, have been impaired, and the Company has reported an impairment loss of $18,462. As a result of the foregoing, the Company is a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We believe the costs of investigating and analyzing business combinations for the next twelve (12) months and beyond such time will be paid with money to be loaned to or invested in us by related parties. During the next twelve (12) months we also anticipate incurring costs related to filing of the reports required under the Securities Exchange Act of 1934, as amended, and consummating an acquisition. We believe we will be able to meet these costs through funds to be loaned by or invested in us by related parties. However, our related parties have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees. During the three and six month periods ended December 31, 2015, the Company received $40,000 and $96,663, respectively, in advances from Engage Telecom, a related parties. As of December 31, 2015, the balance of the advances was $658,759.

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Results of Operation

Comparison of the three months ended December 31, 2015 and 2014

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended December 31, 2015, and have not generated any revenues, as compared to $10,205 for the three months ended December 31, 2014. The decrease was the result of the cessation of our plan of operation as a mobile technology provider.

Operating Expenses

During the three months ended December 31, 2015, we incurred general and administrative expenses of $18,721 and during the same period of 2014, we incurred general and administrative expenses of $86,659. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses resulted primarily from a decrease in stock, options and warrants issued for services of $57,000 and decrease in amortization expense of $10,000 for the three months ended December 31, 2015.

Impairment loss from intangible assets

Impairment loss from intangible assets was $18,462 for the three months ended December 31, 2015, as compared to $0 for the three months ended December 31, 2014. The increase in impairment loss from intangible assets resulted from the impairment of our finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets in connection with the cessation of our plan of operation as a mobile technology provider.

Interest expense

Interest expense was $0 for the three months ended December 31, 2015, as compared to $8,377 for the three months ended December 31, 2014. The decrease in interest expense resulted from the termination, conversion, and repayments of our outstanding debts.

Net Loss

We had net loss of $37,183 for the three months ended December 31, 2015, compared to $84,831 for the three months ended December 31, 2014. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception.

Comparison of six months ended December 31, 2015 and 2014

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the six months ended December 31, 2015, and have not generated any revenues, as compared to $32,032 for the six months ended December 31, 2014. The decrease was the result of the cessation of our plan of operation as a mobile technology provider.

Operating Expenses

During the six months ended December 31, 2015, we incurred operating expenses of $56,051 compared to $414,580 for the six months ended December 31, 2014. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses in the 2015 periods resulted primarily from decrease in stock, options and warrants issued for services of $147,248 and decrease in amortization expense of $17,568 for the six months ended December 31, 2015.

Impairment loss from intangible assets

Impairment loss from intangible assets was $18,462 for the six months ended December 31, 2015, as compared to $0 for the six months ended December 31, 2014. The increase in impairment loss from intangible assets resulted from the impairment of our finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets in connection with the cessation of our plan of operation as a mobile technology provider.

Interest expense

Interest expense was $0 and $16,656 for the six months ended December 31, 2015 and 2014, respectively. The decrease in interest expense resulted from the termination, conversion, and repayments of our outstanding debts.

Net Loss

We had net loss of $74,513 and $399,204 for the six months ended December 31, 2015 and 2014, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

At December 31, 2015 and June 30, 2015, we had cash and cash equivalents of $0. We intend to rely upon loans from our related parties. During the six months ended December 31, 2015, we received advances from Engage Telecom, one of our related parties, to fund our administrative expenses. However, our related parties are under no obligation to provide such funding. During the three and six month periods ended December 31, 2015, the Company received $40,000 and $96,663, respectively, in advances from related parties. As of December 31, 2015, the balance of the advances was $658,759.

We expect that we will need to raise funds in order to effectuate our business plan. We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $37,183 and $84,831, respectively, for the three months ended December 31, 2015 and 2014. During the six months ended December 31, 2015 and 2014, we reported $74,513 and $399,204 net losses, respectively. Cash used in operating activities for the six months ended December 31, 2015 and 2014 were $0 and $147,261, respectively. Cash used in investing activities for each of the six months ended December 31, 2015 and 2014 were $0. Cash provided by financing activities for the six months ended December 31, 2015 and 2014 were $0 and $134,581, respectively. As of December 31, 2015 and June 30, 2015, we had a stockholders’ deficiency of $694,668 and $620,155, respectively. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Mr. Hua Zhang, the sole director and officer of the Company, supervises the search for target companies as potential candidates for a business combination. We believe Mr. Hua Zhang will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Mr. Hua Zhang may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Recently Issued Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our financial statements.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●	any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholders’ deficiency in our statement of financial position, and

●	any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Contractual Obligations

None.

Critical Accounting Policies

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The Company’s revenues have principally been from video distribution and advertising fees via the platform. However, since July 1, 2015 until the date of this report, the Company did not report any revenues.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,677,735 at December 31, 2015, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the past fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

Exhibit Number	Document
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1/32.2+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Engage Mobility, Inc.

February 15, 2017	By	/s/ Hua Zhang
Hua Zhang
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

