Form 10-Q
period 2016-03-31
Engage Mobility, Inc
filed 2017-02-21
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016, the registrant had 23,082,567 shares of common stock, no par value, issued and outstanding.

ENGAGE MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements, or that our objectives and plans, will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q, and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

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

ENGAGE MOBILITY, INC.

Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets
Accounts receivable, net of allowance for doubtful accounts of $0 and $14,660 for March 31, 2016 and June 30, 2015	$-	$-
Total current assets	-	-

Intangible assets, net	-	26,629
Total assets	$-	$26,629
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expenses	$32,109	$79,688
Note payable	5,000	5,000
Due to related party	658,759	562,096
Total Liabilities	695,868	646,784
Stockholders’ Deficiency:
Common stock (No par value, 100,000,000 shares authorized, 23,082,567 shares issued and outstanding at March 31, 2016 and June 30, 2015.)	2,891,995	2,891,995
Paid in capital	3,091,072	3,091,072
Accumulated deficit	(6,678,935)	(6,603,222)
Total Stockholders’ Deficiency	(695,868)	(620,155)
Total Liabilities and Stockholders’ Deficiency	$-	$26,629

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2016		2015	2016		2015

Revenue		$-	$36		$-	$32,086
Cost of revenue		-	-		-	-
Gross profit		-	36		-	32,086

Operating expenses:
General and administrative expenses		1,200	133,625		57,251	548,205

Operating loss		(1,200)	(133,589)		(57,251)	(516,137)

Other expense:
Impairment loss from intangible assets		-	-		18,462	-
Interest expense		-	12,242		-	28,898
Total other expenses		-	12,242		18,462	28,898

Loss from operations before income taxes		-	(145,831)		(75,713)	(545,035)

Income taxes		-	-		-	-
Net loss		$(1,200)	$(145,831)		$(75,713)	$(545,035)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted		23,082,567	21,772,567		23,082,567	21,772,567

Basic and diluted loss per share	$	a	$(0.01)	$	a	$(0.03)

a = Less than ($0.01) per share

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,713)	$(545,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	4,642
Amortization expense	8,167	36,203
Impairment loss from intangible assets	18,462	-
Non-cash interest expense	-	16,667
Common stock, options and warrants issued for services, interest and inducements	-	227,311
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	175
Decrease in prepaid expenses	-	15,634
Increase in accrued expenses	49,084	18,801
Net cash used in operating activities	-	(225,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	165,581
Deposit on stock subscription	-	100,000
Net cash provided by financing activities	-	265,581

Net increase in cash	-	39,979
Cash, beginning of period	-	16,201
Cash, end of period	$-	$56,180

SUPPLMENTAL DISCLOSURE:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

Non-cash financing activities
Payments of accrued expenses assumed by stockholder	$96,663	$-

See accompanying notes financial statements.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The unaudited interim financial statements of the Company as of March 31, 2016 and for the nine months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

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

March 31, 2016

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and June 30, 2015, the Company had no cash and cash equivalents.

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

March 31, 2016

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets and Long-lived Assets

The Company reviews for impairment its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, are being amortized over a period of three years. During the nine months ended March 31, 2016 and 2015, the Company reported an impairment loss of $18,462 and $0, respectively. The impairment loss during the nine months ended March 31, 2016 was due to the cessation of the Company’s plan of operation as a mobile technology provider.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2016 and June 30, 2015, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months ended March 31, 2016 and the year ended June 30, 2015. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3—GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $6,679,000 and a working capital deficit of approximately $696,000 at March 31, 2016. In addition, the Company continues to generate operating losses and negative cash flows from operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The Company currently does not have any property, plant or equipment. During the year ended June 30, 2015, the Company disposed of all its property and equipment and recognized a loss on disposal of $3,909. Depreciation expense charged to operations for the nine months ended March 31, 2016 and 2015 was $0 and $4,642, respectively. For the three months ended March 31, 2016 and 2015, the depreciation expense was $0 and $2,039, respectively.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 5—INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2016	2015
Mobile platform	$98,000	$98,000
Patents	1,000	1,000
	99,000	99,000
Less:
Accumulated amortization	(80,538)	(72,371)
Impairment reserve	(18,462)	-
Intangible assets, net	$-	$26,629

Amortization expense charged to operations for the nine months ended March 31, 2016 and 2015 was $8,167 and $36,203, respectively. Amortization expense charged to operations for the three months ended March 31, 2016 and 2015 was $0 and $10,468, respectively. During the nine months ended March 31, 2016, the Company reported an impairment loss of $18,462 over its intangible assets. The impairment loss during the nine months ended March 31, 2016 was due to the cessation of the Company’s plan of operation as a mobile technology provider, and corresponding write down of the Company’s intangible assets.

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

The Company received advances from the following related parties, under common control, to supplement the Company’s working capital.

	March 31,	June 30,
	2016	2015
Shenzhen Engage Mobile Technology Co., Ltd. (“Engage Mobility”)	$470,000	$470,000
Shenzhen Datang Engage Telecom Co., Ltd. (“Engage Telecom”)	188,759	92,096
	$658,759	$562,096

Shenzhen Engage Mobile Technology Co., Limited became a related party after Engage International Technology Co., Ltd. purchased 75.61% of the Company’s common stock from two stockholders of the Company on April 9, 2015. The advance is unsecured, payable on demand and non-interest bearing. During the three and nine month periods ended March 31, 2016, the Company received $40,000 and $96,663, respectively, in advances from Engage Telecom.  As of March 31, 2016, the balance of the advances form related parties was $658,759.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT

Equity

During the three and nine months ended March 31, 2016, the Company had not issued any new shares of common stock to the stockholders.

Stock Options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and will vest as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,416,000, of which $413,398 has been charged to operations during the year ended June 30, 2014. The balance of the fair value of the options will be charged to operations over the vesting period of which $222,687 has been charged to operations during the period ended March 31, 2015. No stock based compensation was recorded during the three and nine months ended March 31, 2016 due to the cancellation of options in April 2015. The options were valued using a binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36% - 1.66% - Term 5 years

A summary of the status of the stock options granted to employees and others as of March 31, 2016 is as follows:

Number of Shares
Options outstanding at June 30, 2015	$207,750
Changes:
Granted	-
Exercised	-
Forfeited	-
Cancelled	-
Options outstanding at March 31, 2016	207,750

Options exercisable at March 31, 2016	$207,750

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 7—STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Stock warrants outstanding at March 31, 2016 were as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at June 30, 2015	$525,000	1.48
Changes:
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Warrants outstanding at March 31, 2016	525,000	0.78

Warrants exercisable at March 31, 2016	$525,000	$0.78

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

NOTE 8—COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9—BUSINESS SEGMENTS

There are no reportable business segments.

NOTE 10—SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events occurred as of May 16, 2016 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the nine months ended March 31, 2016, (ii) the financial statements and notes thereto for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2015 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2015 all amounts herein are unaudited. Unless the context otherwise indicates, references to “Engage Mobility,” “we,” “our,” “us” and the “Company” refer to Engage Mobility, Inc.

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

Through June 2015, our efforts were primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. However, the Company was not able to raise sufficient capital to execute its original business plan and, during the Company’s third fiscal quarter ended March 31, 2016, management decided to cease our plan of operation as a mobile technology provider. In connection with this determination, the Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, have been impaired, and the Company has reported an impairment loss of $18,462. As a result of the foregoing, the Company is a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We believe the costs of investigating and analyzing business combinations for the next twelve (12) months and beyond such time will be paid with money to be loaned to or invested in us by related parties. During the next twelve (12) months we also anticipate incurring costs related to filing of the reports required under the Securities Exchange Act of 1934, as amended, and consummating an acquisition. We believe we will be able to meet these costs through funds to be loaned by or invested in us by related parties. However, our related parties have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees. During the three and nine month periods ended March 31, 2016, the Company received $40,000 and $96,663, respectively, in advances from Engage Telecom, a related parties. As of March 31, 2016, the balance of the advances was $658,759.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended March 31, 2016, and have not generated any revenues, as compared to $36 for the three months ended March 31, 2015. The decrease was the result of the cessation of our plan of operation as a mobile technology provider.

Operating Expenses

During the three months ended March 31, 2016, we incurred general and administrative expenses of $1,200 and during the same period of 2015, we incurred general and administrative expenses of $133,625. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses resulted primarily from a decrease in stock, options and warrants issued for services of $80,000 and decrease in amortization expense of $10,000 for the three months ended March 31, 2016.

Interest expense

Interest expense was $0 for the three months ended March 31, 2016, as compared to $12,242 for the three months ended March 31, 2015. The decrease in interest expense resulted from the termination, conversion, and repayments of our outstanding debts.

Net Loss

We had net loss of $1,200 for the three months ended March 31, 2016, compared to $145,831 for the three months ended March 31, 2015. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception.

Comparison of the nine months ended March 31, 2016 and 2015

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the nine months ended March 31, 2016, and have not generated any revenues, as compared to $32,068 for the nine months ended March 31, 2015. The decrease was the result of the cessation of our plan of operation as a mobile technology provider.

Operating Expenses

During the nine months ended March 31, 2016, we incurred operating expenses of $57,251 compared to $548,205 for the nine months ended March 31, 2015. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in expenses in the 2015 periods resulted primarily from decrease in stock, options and warrants issued for services of $227,311 and decrease in amortization expense of $28,036 for the nine months ended March 31, 2016.

Impairment loss from intangible assets

Impairment loss from intangible assets was $18,462 for the nine months ended March 31, 2016, as compared to $0 for the nine months ended March 31, 2015. The increase in impairment loss from intangible assets resulted from the impairment of our finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets in connection with the cessation of our plan of operation as a mobile technology provider.

Interest expense

Interest expense was $0 and $28,898 for the nine months ended March 31, 2016 and 2015, respectively. The decrease in interest expense resulted from the termination, conversion, and repayments of our outstanding debts.

Net Loss

We had net loss of $75,713 and $545,035 for the nine months ended March 31, 2016 and 2015, respectively. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

At March 31, 2016 and June 30, 2015, we had cash and cash equivalents of $0. We intend to rely upon loans from our related parties. During the nine months ended March 31, 2016, we received advances from Engage Telecom, one of our related parties, to fund our administrative expenses. However, our related parties are under no obligation to provide such funding. During the three and nine month periods ended March 31, 2016, the Company received $40,000 and $96,663, respectively, in advances from related parties. As of March 31, 2016, the balance of the advances was $658,759.

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

As discussed above, we incurred a net loss of $1,200 and $145,831, respectively, for the three months ended March 31, 2016 and 2015. During the nine months ended March 31, 2016 and 2015, we reported $75,713 and $545,035 net losses, respectively. Cash used in operating activities for the nine months ended March 31, 2016 and 2015 were $0 and $225,602, respectively. Cash used in investing activities for each of the nine months ended March 31, 2016 and 2015 were $0. Cash provided by financing activities for the nine months ended March 31, 2016 and 2015 were $0 and $265,581, respectively. As of March 31, 2016 and June 30, 2015, we had a stockholders’ deficiency of $695,868 and $620,155, respectively. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,678,935 at March 31, 2016, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Engage Mobility, Inc.

February 21, 2017	By	/s/ Hua Zhang
Hua Zhang
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

