Form 10-K
period 2016-06-30
Engage Mobility, Inc
filed 2017-03-13
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

+(86) 755 865 75200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

(Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of December 31, 2015, 5,920,062 shares of the registrant’s common stock, no par value per share (“Common Stock”), were held by non-affiliates of the registrant. The aggregate market value of shares of the registrant’s Common Stock held by non-affiliates of the registrant was $888,009 on December 31, 2015, based on the closing sale price of $0.15 per share for the registrant’s Common Stock as quoted on the OTC Markets.

As of March 13, 2017, the registrant had 23,082,567 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Cautionary Statement On Forward-Looking Information

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof, or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	our status as a company in its early stages of development;

●	our selection of a prospective target business or asset;

●	our issuance of our capital shares or incurrence of debt to complete a business combination;

●	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;

●	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

●	conflicts of interest of our officers and directors;

●	potential current or future affiliations of our officers and directors with competing businesses;

●	our ability to obtain additional financing if necessary;

●	the control by our existing stockholders of a substantial interest in us;

●	our dependence on our key personnel after our business combination;

●	our dependence on a single company after our business combination;

●	business and market outlook after our business combination;

i

●	our and our customers’ business strategies following the consummation of a business combination;

●	obtaining permits and other regulatory risks following the consummation of a business combination;

●	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

●	operating and capital expenditures by us following the consummation of a business combination;

●	our competitive position following the consummation of a business combination;

●	outcomes of legal proceedings following the consummation of a business combination;

●	expected results of operations and/or financial position following the consummation of a business combination;

●	future effective tax rates; and

●	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

INTRODUCTION

Unless otherwise specified or required by context, as used in this Report, the terms “Company,” we,” “our,” “us” and “our company” refer collectively to Engage Mobility, Inc. The term “fiscal year” refers to our fiscal year ending June 30. Unless otherwise indicated, the term “Common Stock” refers to shares of our common stock, no par value.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

ii

PART I

Item 1. Business.

BACKGROUND AND BUSINESS OVERVIEW

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

PLAN OF OPERATIONS

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors (“Board”) to search for and enter into potential business opportunities or to reject any such opportunities.

We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

●	the ability to use registered securities to acquire assets or businesses;

●	increased visibility in the marketplace;

●	greater ease of borrowing from financial institutions;

●	improved stock trading efficiency;

●	greater stockholder liquidity;

●	greater ease in subsequently raising capital;

●	ability to compensate key employees through stock options and other equity awards;

●	enhanced corporate image; and

●	a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

●	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

●	a company that desires to become public with less dilution of its Common Stock than would occur upon an traditional underwritten public offering;

●	a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

●	a foreign company that may wish an initial entry into the United States securities markets;

●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

●	a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;

●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	strength and diversity of management, either in place or scheduled for recruitment;

●	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

●	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

●	the extent to which the business opportunity can be advanced;

●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and stockholders of the company will no longer be in control of the company. In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing stockholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

COMPETITION

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We presently have no employees apart from Hua Zhang, our sole officer and director. Mr. Zhang is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

REPORTS TO SECURITY HOLDERS

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

RECENT DEVELOPMENTS

Through June 2015, our efforts were primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. However, the Company was not able to raise sufficient capital to execute its original business plan and, on February 15, 2017, management decided to cease our plan of operation as a mobile technology provider. In connection with this determination, the Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, have been impaired, and the Company has reported an impairment loss of $18,462. As a result of the foregoing, the Company is a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

Item 1A. Risk Factors.

THIS REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER. AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

We are in our early stages of development and may never be able to effectuate our business plan.

We were incorporated, under the name MarketKast, Inc., under the laws of the State of Florida on December 28, 2011, to serve as a provider of mobile marketing services, online and mobile video production, distribution, syndication and marketing services for business owners. On March 22, 2013, changed our name to “Engage Mobility, Inc.” Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for our company that could enhance stockholder value. We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. As a company in its early stages of development with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have no assets and, during the fiscal year ended June 30, 2016, we had no revenue. At June 30, 2016, we had an accumulated deficit of $6,680,135. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our sole officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our sole officer could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our consolidated financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Hua Zhang, our sole officer and director, beneficially owns 74.35% of our outstanding Common Stock. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Hua Zhang is our sole officer and director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Trading in our shares of Common Stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

Our Common Stock is currently quoted on the OTC Markets under the symbol “ENGA.” However, there is currently a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, and no shares of preferred stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

The Company currently neither rents nor owns any properties. We utilize the office space and equipment of our sole officer and director at no cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business.  We are currently not involved in any litigation or are aware of any threatened litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries, or director or officer of our company or its subsidiaries in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been trading on the Over-the-Counter (OTC) Markets under the symbol ENGA since April 4, 2013. Between February 20, 2013 and April 4, 2013 we traded under the symbol MRKK. The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. There is currently a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

PRICE RANGE OF COMMON STOCK

The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as reported by the OTC Markets quotation service.   The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	June 30, 2016		June 30, 2015
	High	Low	High	Low
First Quarter (July 1 – September 30)	$0.50	$0.25	$2.40	$1.90
Second Quarter (October 1 – December 31)	$0.33	$0.15	$1.90	$0.25
Third Quarter (January 1 – March 31)	$0.25	$0.15	$1.50	$0.32
Fourth Quarter (April 1 – June 30)	$0.43	$0.10	$3.38	$0.50

On September 28, 2016, the closing bid price of our Common Stock was $0.21.

HOLDERS

As of March 13, 2017, we had approximately 447 stockholders of our Common Stock, based on information provided by our transfer agent.

DIVIDENDS

To date, we have not declared or paid any dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which the Board may deem relevant and in the best interest of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We presently do not have any compensation plans under which equity securities of the Company are authorized for issuance. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

RECENT SALES OF UNREGISTERED SECURITIES

We have not issued any unregistered equity securities during the period covered by this Report.

RESTRICTIONS ON THE USE OF RULE 144 BY SHELL COMPANIES OR FORMER SHELL COMPANIES

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our business combination assuming we meet the four conditions of a former shell company stated above at such time.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Statement On Forward-Looking Information.”

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

Through June 2015, our efforts were primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. However, the Company was not able to raise sufficient capital to execute its original business plan and, on February 15, 2017, management decided to cease our plan of operation as a mobile technology provider. In connection with this determination, the Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, have been impaired, and the Company has reported an impairment loss of $18,462. As a result of the foregoing, the Company is a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

We expect that we will need to raise funds in order to effectuate our business plan. We may seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. We estimate that, assuming we do not complete a business combination, the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $75,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operation

Comparison of the years ended June 30, 2016 and 2015

Revenues

From inception until December 31, 2015, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. Since December 31, 2015, we have had limited operating activities. During the year ended June 30, 2015, we have generated $32,086 in revenue as compared to no revenue for the year ended June 30, 2016. Our revenue was derived primarily from development and service fees. For the year ended June 30, 2016, we were unable to raise the necessary capital to continue to fund marketing and sales efforts for our products, and therefore ceased our plan of operation as a mobile technology provider, resulting in a decrease in revenue.

Operating Expenses

During the year ended June 30, 2015, we incurred general and administrative expenses of $926,152, and during the year ended June 30, 2016, we incurred general and administrative expenses of $58,451. These general and administrative expenses consist of rent, insurance, professional fees, travel, employee compensation and other miscellaneous items. The decrease in general and administrative expenses was primarily due to our issuance of $421,430 of Common Stock, options, and warrants for services, interest and inducements in 2015.

Loss on extinguishment of debt

Loss on extinguishment of debt was $0 for the year ended June 30, 2016, as compared to $139,230 for the same period of 2015. We terminated outstanding debts with our loaners during the year ended June 30, 2015 and reported a loss of $139,230 related to the termination.

Impairment loss from intangible assets

Impairment loss from intangible assets was $18,462 for the year ended June 30, 2016, as compared to $0 for the same period of 2015. The increase in impairment loss from intangible assets resulted from the impairment of our finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets in connection with the cessation of our plan of operation as a mobile technology provider.

Interest Expense

Interest expense was $31,125 for the year ended June 30, 2015, as compared to $0 for the year ended June 30, 2016. The decrease in interest expense resulted from repayments, conversion, and extinguishment of debts.

Net Loss

We had net loss of $1,068,330 for the year ended June 30, 2015, compared to $76,913 for the year ended June 30, 2016. The decrease was primarily due to a decrease in operating expenses and interest expense as discussed above.

Liquidity and Capital Resources

As of June 30, 2016 and 2015, we had no cash.  We intend to rely upon loans from our principal stockholder and management to fund administrative expenses pending acquisition of an operating company. However, our principal stockholder and management is under no obligation to provide such funding. During the years ended June 30, 2016 and 2015, the Company received $96,663 and $92,096, respectively, in advances from related parties. As of June 30, 2016, the balance of the advances was $658,759.

The following summarizes the key components of the Company’s cash flows for the years ended June 30, 2016 and 2015:

	For the Fiscal Years Ended June 30,
	2016	2015
Net cash used in operating activities	$-	$(388,297)
Net cash provided by financing activities	$-	$372,096

During the year ended June 30, 2016, the Company had a net loss of $76,913, and net cash used in its operating activities was $0 including $50,284 increase in accrued expenses. Comparatively, during the year ended June 30, 2015, the Company had a net loss of $1,068,330, and net cash used in its operating activities was $388,297.  Since December 31, 2015, we had limited operating activities due to unsuccessful fund raising. Thus, most of our expenses were paid by one of our related parties, Shenzhen Datang Engage Telecom Co., Ltd. Our operating expenses include legal and accounting expenses and other miscellaneous expenses including filing fees, transfer agent fees and other costs of being public.

We did not have cash flows from investing activities in 2016 and 2015.

We did not have cash flows from financing activities in 2016. For the year ended June 30, 2015, cash flows provided by financing activities consisted of the proceeds from notes payable of $181,000, advances from related parties of $92,096, repayment of notes payable of $451,000 and common shares issued for cash of $550,000.

As of June 30, 2016, we had no cash in hand. We incurred a net loss of $76,913 and $1,068,330, respectively, for the years ended June 30, 2016 and 2015. Cash used in operating activities for the years ended June 30, 2016 and 2015 were $0 and $388,297, respectively. As of June 30, 2016 and 2015, we had a stockholders’ deficiency of $697,068 and $620,155. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Requirement for Funding

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of short-term loans from our management or related parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

Assuming we do not complete a business combination, we anticipate needing approximately $75,000 in order to effectively execute our business plan over the next 12 months. If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Going Concern

The independent auditors’ audit report accompanying our June 30, 2016 and 2015 audited financial statements, included herein, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. FASB issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendment rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

ENGAGE MOBILITY, INC.

INDEX TO FINANCIAL STATEMENTS

Fiscal Years Ended June 30, 2016 and 2015

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

/s/ Friedman LLP

New York, New York

September 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Engage Mobility, Inc.

We have audited the accompanying balance sheet of Engage Mobility, Inc. (the “Company”) as of June 30, 2016 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended June 30, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engage Mobility, Inc. as of June 30, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans, with respect to these matters are also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ HHC
Certified Public Accountants

Forest Hills, NY

March 13, 2017

ENGAGE MOBILITY, INC.

BALANCE SHEETS

	June 30, 2016	June 30, 2015

Assets
Accounts receivable, net of allowance for doubtful accounts of $0 and $14,660 for June 30, 2016 and 2015	$-	$-
Total current assets	-	-

Intangible assets, net	-	26,629
Total assets	$-	$26,629
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expenses	$33,309	$79,688
Note payable	5,000	5,000
Due to related party	658,759	562,096
Total Liabilities	697,068	646,784
Stockholders’ Deficiency:
Common Stock (No par value, 100,000,000 shares authorized, 23,082,567 shares issued and outstanding at June 30, 2016 and 2015.)	2,891,995	2,891,995
Paid in capital	3,091,072	3,091,072
Accumulated deficit	(6,680,135)	(6,603,222)
Total Stockholders’ Deficiency	(697,068)	(620,155)
Total Liabilities and Stockholders’ Deficiency	$-	$26,629

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2016		2015

Revenue		$-	$32,086
Cost of revenue		-	-
Gross profit		-	32,086

Operating expenses:
General and administrative expenses		58,451	926,152

Operating loss		(58,451)	(894,066)

Other expense:
Loss on disposal of assets		-	3,909
Loss on extinguishment of debt		-	139,230
Impairment loss from intangible assets		18,462	-
Interest expense		-	31,125
Total other expenses		18,462	174,264

Loss from operations before income taxes		(76,913)	(1,068,330)

Income taxes		-	-
Net loss		$(76,913)	$(1,068,330)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted		23,082,567	22,068,594

Basic and diluted loss per share	$	a	$(0.05)

a: less than ($0.01) per share

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2014	21,772,567	$1,976,595	$(146,643)	$(78,833)	$(32,016)

Stock issued for deferred compensation	1,100,000	550,000	-	-	550,000
Stock issued for debt conversion	110,000	191,400	(41,772)	-	149,678
Stock issued for services	100,000	174,000	-	-	174,000
Stock based compensation	-	-	247,430	-	247,430
Net loss	-	-	-	(1,068,330)	(1,068,330)
Balance, June 30, 2015	23,082,567	2,891,995	3,091,072	(6,603,222)	(620,155)

Net loss	-	-	-	(76,913)	(76,913)
Balance, June 30, 2016	23,082,567	$2,891,995	$3,091,072	$(6,680,135)	$(697,068)

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,913)	$(1,068,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	6,681
Amortization expense	8,167	46,671
Provision of doubtful accounts	-	475
Loss on disposal of assets	-	3,909
Loss on debt extinguishment	-	139,230
Impairment loss from intangible assets	18,462	-
Non-cash interest expense	-	7,994
Common Stock, options and warrants issued for services, interest and inducements	-	421,430
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	175
Decrease in prepaid expenses	-	32,805
Increase in accrued expenses	50,284	20,663
Net cash used in operating activities	-	(388,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	181,000
Repayments of notes payable	-	(451,000)
Proceeds from issuance of Common Stock	-	550,000
Proceeds from due to related party	-	92,096
Net cash provided by financing activities	-	372,096

Net decrease in cash	-	(16,201)
Cash, beginning of period	-	16,201
Cash, end of period	$-	$-

SUPPLMENTAL DISCLOSURE:
Cash paid during the period for:
Interest expense paid	$-	$20,993

Non-cash financing activities
Payments of accrued expenses assumed by stockholder	$96,663	$-
Stock issued for debt extinguishment	$-	$191,400

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Bank overdrafts are presented in the financial statements under the caption “Due to Bank”.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2016 and 2015, the Company does not have a liability for any unrecognized tax benefits.

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

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. FASB issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendment rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of approximately $6,680,000 and a working capital deficit of approximately $697,000 at June 30, 2016. In addition, the Company continues to generate operating losses and have limited cash flows from operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4—GOING CONCERN (CONTINUED)

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

During the next 12 months, the Company anticipates to obtain loans from its related parties and management.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2016 and 2015, the Company did not own any property, plant and equipment. Depreciation expense for the years ended June 30, 2016 and 2015 was $0 and $6,681, respectively. During the fourth quarter of 2015, the Company disposed of all its property and equipment and recognized a loss on disposal of $3,909.

NOTE 6—INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2016	2015
Mobile platform	$98,000	$98,000
Patents	1,000	1,000
	99,000	99,000
Less:
Accumulated amortization	(80,538)	(72,371)
Impairment reserve	(18,462)	-
Intangible assets, net	$-	$26,629

Amortization expense for the year ended June 30, 2016 and 2015 was $8,167 and $46,671, respectively. During the year ended June 30, 2016, the Company reported an impairment loss of $18,462 over its intangible assets.

NOTE 7—DUE TO RELATED PARTY

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

The Company received advances from the following related parties, under common control, to supplement the Company’s working capital.

	June 30,	June 30,
	2016	2015
Shenzhen Engage Mobile Technology Co., Ltd. (“Engage Technology”)	$470,000	$470,000
Shenzhen Datang Engage Telecom Co., Ltd. (“Engage Telecom”)	188,759	92,096
	$658,759	$562,096

Shenzhen Engage Mobile Technology Co., Limited became a related party after Engage International Technology Co., Ltd. purchased 75.61% of the Company’s Common Stock from two stockholders of the Company on April 9, 2015. The advance is unsecured, payable on demand and non-interest bearing. During the year ended June 30, 2016, the Company received $96,663, respectively, in advances from Engage Telecom.  As of June 30, 2016, the balance of the advances from related parties was $658,759. On February 23, 2017, the payable balances to Engage Technology and Engage Telecom had been fully assumed by our sole officer and director, Mr. Hua Zhang.

NOTE 8—NOTES PAYABLE

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

NOTE 9—CONVERTIBLE NOTES PAYABLE

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

NOTE 10—COMMITMENTS AND CONTINGENCY

Lease

On June 1, 2014, the Company entered into a three-year lease agreement with an unrelated third party.

Rent expense for the years ended June 30, 2016 and 2015 was $0 and $42,964, respectively. Pursuant to a termination agreement dated May 6, 2015 between the Company and the landlord, the lease has been terminated.

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

NOTE 11—STOCKHOLDERS’ DEFICIENCY

Equity

Common Stock includes 100,000,000 shares authorized at no par value.

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

NOTE 11—STOCKHOLDERS’ DEFICIENCY (CONTINUED)

2016

The Company did not have any equity transactions occurred in the year ended June 30, 2016.

Stock Options and Warrants

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five year options which vested immediately as to 114,000 options and as to 125,000 options per year over the next 4 years. The options are exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. The aggregate grant date fair value of the options was approximately $1,416,000, of which $0 and $225,719 has been charged to operations during the years ended June 30, 2016 and 2015. As of June 30, 2016 and 2015, respectively, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0 and the aggregate intrinsic value of currently exercisable stock options was approximately $0. The intrinsic value of each option share is the difference between the fair market value of our Common Stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our Common Stock on June 30, 2016 and 2015, at $0.27 and $0.5 per share. The total number of in-the-money options outstanding and exercisable as of June 30, 2016 and 2015, was 0. The fair value of the options charged to operations during the year ended June 30, 2015 was $247,430. These two employees left the Company in April 2015 and the remaining unvested options were cancelled. The options were valued using a binomial option pricing model with the following assumptions:

Volatility 154% - Dividend rate 0% - Interest rate 1.36%-1.66% - Term 5 years

	June 30,
	2016			2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at beginning of year	207,750	$2.73	3.42	614,000	$3.37	4.37
Changes:
Granted	-			-
Exercised	-			-
Forfeited	-			-
Cancelled	-			406,250	3.69
Options outstanding at end of year	207,750	$2.73	2.87	207,750	$2.73	3.42
Options exercisable at end of year	207,750	$2.73	2.87	207,750	$2.73	3.42

NOTE 11—STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Stock Warrants

Stock warrants outstanding at June 30, 2016 were as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at June 30, 2015	525,000	1.48
Changes:
Granted	-
Exercised	-
Forfeited	-
Cancelled	-
Warrants outstanding at June 30, 2016	525,000	0.53

Warrants exercisable at June 30, 2016	525,000	0.53

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

On April 9, 2015, in anticipation of and in connection with the share purchase by Engage International, the holder of a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00, agreed to its cancellation for no consideration.

NOTE 12—INCOME TAXES

No provision was made for federal income taxes since the Company has significant net operating losses. At June 30, 2016, the Company had operating loss carryforwards of approximately $3,071,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2036. The principal difference between the net operating loss for book purposes and income tax purposes results from non-cash charges to operations related to stock options and warrants and common shares issued for services that are not currently deductible for income tax purposes. The availability of the Company’s net operating loss carry-forwards are subject to significant limitation since there was more than 50% positive change in the ownership of the Company’s stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2016 and 2015, are as follows:

	June 30,	June 30,
	2016	2015
Deferred tax assets:
Federal net operating loss	$1,001,000	$979,000
State net operating loss	147,000	145,000
	1,148,000	1,124,000
Less:
Valuation allowance	(1,148,000)	(1,124,000)
	$-	$-

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2016 and 2015, to reduce such assets to zero, since there are significant limitations on the utilization of the Company’s net operating loss carry-forwards and there is no assurance that the Company will generate future taxable income to utilize such assets. Management reviews this valuation allowance requirement periodically and makes adjustments as warranted. The valuation allowance increased $24,000 and $600,000 for the years ended June 30, 2016 and 2015, respectively.

NOTE 12—INCOME TAXES (CONTINUED)

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended June 30, 2016 and 2015 is as follows:

	June 30,	June 30,
	2016	2015
Federal income tax rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Valuation allowance	39.0%	39.0%
Effective income tax rate	0.0%	0.0%

NOTE 13—CONCENTRATION OF CREDIT RISK

There was no revenue reported for the year ended June 30, 2016. For the year ended June 30, 2015, three customers accounted for approximately 89% of sales.

NOTE 14—SUBSEQUENT EVENTS

Through June 2015, the Company’s efforts were primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. However, the Company was not able to raise sufficient capital to execute its original business plan and, on February 15, 2017, management decided to cease the Company’s plan of operation as a mobile technology provider. In connection with this determination, the Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, have been impaired, and the Company has reported an impairment loss of $18,462. As a result of the foregoing, the Company is a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).  Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

On June 16, 2015, the Company dismissed Frazier & Deeter as its registered independent public accounting firm. The decision to dismiss Frazier & Deeter and retain Friedman LLP (“Friedman”) was approved by the Company’s Board. During the period from February 17, 2015 to June 16, 2015, Frazier & Deeter reviewed the Company’s interim financial statements for the quarters ended December 31, 2014 and March 31, 2015. During the period when Frazier & Deeter was engaged by us, there were no disagreements between the Company and Frazier & Deeter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Frazier & Deeter would have caused them to make reference thereto in their report on the financial statements. During the Engaged Period, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934, as amended. This change in the Company’s certifying accountant was reported in a Current Report on Form 8-K filed on June 16, 2015.

On February 6, 2017, the Company dismissed Friedman as its registered independent public accounting firm. The decision to dismiss Friedman and retain HHC, LLP (“HHC”) was approved by the Company’s Board. During the period from June 16, 2015 to February 6, 2017, Friedman audited the Company’s financial statements for the year ended June 30, 2015 and reviewed the Company’s interim financial statements for the quarter ended September 30, 2015. During the period when Friedman was engaged by us, there were no disagreements between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Friedman would have caused them to make reference thereto in their report on the financial statements, except that the report contained a going concern paragraph. This change in the Company’s certifying accountant was reported in a Current Report on Form 8-K filed on February 6, 2017. During the Engaged Period, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934, as amended. This change in the Company’s certifying accountant was reported in a Current Report on Form 8-K filed on February 10, 2017.

On February 6, 2017, the Board approved the appointment of HHC as its new registered independent public accountant. Our financial statements as of and for the year ended June 30, 2016 included in this Report have been audited by HHC as set forth in this Report.

Item 9A. Controls and Procedures.

EVALUATION OF OUR DISCLOSURE CONTROLS

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to Hua Zhang our Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hua Zhang, our Chief Executive Officer, our Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Report a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Hua Zhang, our Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016. The Company determined that the following items constituted a material weakness:

●	Lack of a full-time U.S. GAAP qualified personnel in the financial reporting function;

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

●	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties and timely information;

●	The Company does not have effective controls over period end financial disclosure and reporting processes;

●	The Company does not have a Chief Financial Officer; and

●	Lack of formal security policies and management oversight, including formal password policy for IT management.

MANAGEMENT’S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

AUDITOR’S ATTESTATION REPORT

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of our executive officers and directors as of June 30, 2016. Executive officers are elected annually by our Board. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The name, address, age and position of our sole officer and director is set forth below:

Name	Age	Position
Hua Zhang c/o Engage Mobility, Inc. 15C, China Merchants Tower No. 1166 Wanghai Road, Nansha District Shenzhen, Guangdong, China	67	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

The director named above will serve as director and executive officer of our company until the next annual meeting of the stockholders or until his respective resignation or until his successors have been elected and qualified. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. The executive officers of our Company are appointed by our Board and hold office until their death, resignation or removal from office. Officers will hold their positions at the discretion of the Board, absent any employment agreement, of which none currently exists or is contemplated.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

HUA ZHANG - CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRESIDENT, SECRETARY, TREASURER AND DIRECTOR

Mr. Hua Zhang has over 20-years of experience in business management and marketing. Mr. Zhang was the President of Tianli Agritech, Inc. from 2006 to 2010. He established Beijing Fengrong Insurance Brokerage Co., Ltd. In 2010 and served as Chairman of the Board. He also established an investment fund management company in 2011 and served as the Legal Representative and Chairman. He established Shenzhen Engage Mobility Technology Co., Ltd in 2013 and successfully introduced the technology of augmented reality from the U.S. to China. He also contributed in the establishment of a joint venture, Datang Engage Mobility Inc. in 2014. He is Special Adviser to the Marketing Association of Beijing University, and tens of thousands of people across China have been to his lectures about marketing. With his connections in the domestic and international finance industry and profound business experience, he assisted three companies to go public in the United States. Mr. Zhang received a Bachelor degree from Hunan Economic Management University.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Our sole officer and director, Hua Zhang, is our only employee. We have not entered into employment agreements with any of our employees, officers and directors.

FAMILY RELATIONSHIPS

We currently do not have any officers or directors of our company who are related to each other.

CERTAIN LEGAL PROCEEDINGS

●	To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

●	Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

BOARD COMMITTEES

We currently have not established any committees of the Board. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our sole director performs all functions that would otherwise be performed by committees. Given the present size of our Board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our Board and allocate responsibilities accordingly.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The board is of the opinion that such committees are not necessary since our Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

BOARD’S ROLE IN RISK OVERSIGHT

Our Board assesses on an ongoing basis the risks faced by our company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by our company at that time. In addition, since our company does not have an audit committee, the Board is also responsible for the assessment and oversight of our company’s financial risk exposures.

STOCKHOLDER COMMUNICATIONS

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us for the last two fiscal years ending June 30, 2016 and 2015 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Hua Zhang, Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and	2016	-	-	-	-	-	-	-	-
Director (1)	2015	-	-	-	-	-	-	-	-

Eric Fellows (2)	2016	-	-	-	-	-	-	-	-
	2015	$10,250	-	$174,000	-	-	-	-	$184,250

James S. Byrd, Jr. (3)	2015	-	-	-	-	-	-	-	-

Douglas S. Hackett (4)	2015	-	-	-	-	-	-	-	-

(1)	On April 9, 2015, Mr. Zhang was appointed as the Company’s sole officer and director. Mr. Zhang did not take compensation from the Company in fiscal years ended June 30, 2016 or June 20, 20, 2015.
(2)	On April 9, 2015, Mr. Fellows resigned as Chief Operating Officer of the Company.
(3)	On October 13, 2014, Mr. Byrd resigned as our Chief Executive Officer. Mr. Byrd’s resignation is not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. Until April 9, 2015, Mr. Byrd continued to serve as the Company’s Secretary and Chairman of the Board of Directors.
(4)	On October 13, 2014, the Board appointed Mr. Hackett, the Company’s then President, Acting Chief Financial Officer, Treasurer and Director, to serve as Chief Executive Officer of the Company. Mr. Hackett resigned from all positions with the Company on April 9, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2016.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Hua Zhang (1)	–	–	–	–	–	–	–	–	–

(1)	As of April 9, 2015, Mr. Hua Zhang was appointed as our sole officer and director.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our sole director has not adopted a stock option plan. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. They do not receive any other compensation for serving on the Board, but may participate in our incentive compensation program, once such a program is established.

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through June 30, 2016.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hua Zhang (1)	0	0	0	0	0	0	0

(1)	As of April 9, 2015, Mr. Hua Zhang was appointed as our sole officer and director.

Compensation Committee Interlocks and Insider Participation

Our Board does not have a compensation committee and the entire Board performs the functions of a compensation committee.

No member of our Board has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

 Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of Common Stock beneficially owned as of September 28, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Name	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Directors and named executive officers
Hua Zhang Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	17,162,505	(2)	74.35%
All directors and executive officers as a group (1 person)	17,162,505		74.35%

(1)	Based on 23,082,567 shares of Common Stock issued and outstanding as of September 29, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Includes 17,162,505 shares of Common Stock held through Engage International Technology Co. Ltd.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We do not have any independent directors. Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Affiliation with Joint Venture in China

Mr. Hua Zhang, Chairman of Datang Engage (China) Mobile Technology Co., Ltd., which we own 30% interest is also the Company’s current Chief Executive Officer, Chief Financial Officer, and Director.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended June 30, 2016 and June 30, 2015 are set forth in the table below:

Fee Category	Year ended June 30, 2016	Year ended June 30, 2015

Audit fees (1)	$21,000	$62,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$21,000	$62,500

Audit Fees

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit Related Fees

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

All Other Fees

All other fees consist of fees billed for all other services.

Pre-Approval of Services

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire Board pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our Board does not have records of what percentage of the above fees was pre-approved. However, all of the above services and fees were reviewed and approved by the entire Board either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Articles of Incorporation of Registrant filed December 28, 2011 (1)
3.2	Amendment to Articles of Incorporation filed March 22, 2013 (2)
3.3	By-Laws of the Registrant (1)
16.1	Letter from Kingery & Crouse PA to the Securities and Exchange Commission, dated February 24, 2015 (3)
16.2	Letter from Frazier & Deeter, LLC to the Securities and Exchange Commission, dated June 16, 2015 (4)
16.3	Letter from Friedman LLP to the Securities and Exchange Commission, dated February 10, 2017 (5)
21.1	List of Subsidiaries
31.1/31.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32,2+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on July 26, 2012, as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (file no. 333-182856), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on May 15, 20123, as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on February 24, 2015, as Exhibit 16.1 to the registrant's Current Report on Form 8-K/A, dated February 17, 2015, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on June 16, 2015, as Exhibit 16.1 to the registrant's Current Report on Form 8-K, dated June 11, 2015, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on February 10, 2017, as Exhibit 16.1 to the Registrant's Current Report on Form 8-K, dated February 11, 2014, which exhibit is incorporated herein by reference.

*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is deemed furnished and not filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGAGE MOBILITY, INC.

March 13, 2017	By:	/s/ Hua Zhang
Hua Zhang Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hua Zhang	Chief Executive Officer,	March 13, 2017
Hua Zhang	Chief Financial Officer, President, Secretary, Treasurer and Director

