Form 10-Q
period 2016-12-31
Engage Mobility, Inc
filed 2017-04-03
CIK 1547521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of April 3, 2017, the registrant had 23,082,567 shares of common stock, no par value (“Common Stock”), issued and outstanding.

ENGAGE MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2016

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

4

ENGAGE MOBILITY, INC.

BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets
Intangible assets, net	$-	$-
Total assets	$-	$-
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expenses	$35,709	$33,309
Note payable	5,000	5,000
Due to related party	658,759	658,759
Total Liabilities	699,468	697,068
Stockholders’ Deficiency:
Common Stock (No par value, 100,000,000 shares authorized, 23,082,567 shares issued and outstanding at December 31, 2016 and June 30, 2016.)	2,891,995	2,891,995
Paid in capital	3,091,072	3,091,072
Accumulated deficit	(6,682,535)	(6,680,135)
Total Stockholders’ Deficiency	(699,468)	(697,068)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2016		2015		2016		2015

Operating expenses:
General and administrative expenses		$1,200		$18,721		$2,400		$56,051

Operating loss		(1,200)		(18,721)		(2,400)		(56,051)

Other expense:
Impairment loss from intangible assets		-		18,462		-		18,462
Interest expense		-		-		-		-
Total other expenses		-		18,462		-		18,462

Loss from operations before income taxes		(1,200)		(37,183)		(2,400)		(74,513)

Income taxes		-		-		-		-
Net loss		$(1,200)		$(37,183)		$(2,400)		$(74,513)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted		23,082,567		23,082,567		23,082,567		23,082,567

Basic and diluted loss per share	$	a	$	a	$	a	$	a

a = Less than ($0.01) per share

See accompanying notes to financial statements.

ENGAGE MOBILITY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,400)	$(74,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	8,167
1impairment loss from intangible assets	-	18,462
Changes in operating assets and liabilities:
Increase in accrued expenses	2,400	47,884
Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLMENTAL DISCLOSURE:
Cash paid during the period for:
Interest expense paid	$-	$-
Income tax paid	$-	$-

Non-cash financing activities
Payments of accrued expenses assumed by stockholder	$-	$96,663

See accompanying notes financial statements.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

The unaudited interim financial statements of the Company as of December 31, 2016 and for the six months ended December 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the six months ended December 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

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

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and June 30, 2016, the Company had no cash and cash equivalents.

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

Intangible Assets and Long-lived Assets

The Company reviews for impairment its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets, are being amortized over a period of three years. During the six months ended December 31, 2016 and 2015, the Company reported an impairment loss of $0 and $18,462, respectively. The impairment loss during the six months ended December 31, 2015 was due to the cessation of the Company’s plan of operation as a mobile technology provider.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2016 and June 30, 2016, the Company does not have a liability for any unrecognized tax benefits.

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

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase Common Stock at the average market price during the period. There were no dilutive instruments outstanding during the six months ended December 31, 2016 and the year ended June 30, 2016. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3—GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $6,683,000 and a working capital deficit of approximately $699,000 at December 31, 2016. In addition, the Company continues to generate operating losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The Company currently does not have any property, plant or equipment. During the year ended June 30, 2015, the Company disposed of all its property and equipment and recognized a loss on disposal of $3,909. Depreciation expense charged to operations for both the six months ended December 31, 2016 and 2015 was $0.

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 5—INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2016	2016
Mobile platform	$98,000	$98,000
Patents	1,000	1,000
	99,000	99,000
Less:
Accumulated amortization	(80,538)	(80,538)
Impairment reserve	(18,462)	(18,462)
Intangible assets, net	$-	$-

Amortization expense charged to operations for the six months ended December 31, 2016 and 2015 was $0 and $8,167, respectively. During the year ended June 30, 2016, the Company reported an impairment loss of $18,462 over its intangible assets. The impairment loss was due to the cessation of the Company’s plan of operation as a mobile technology provider, and corresponding write down of the Company’s intangible assets.

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

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 7—COMMITMENTS AND CONTINGENCY

From time to time, the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8—STOCKHOLDERS’ DEFICIT

Equity

During the six months ended December 31, 2016, the Company did not issue any new shares of Common Stock to the stockholders.

Stock Options

During the year ended June 30, 2014, two employees were granted an aggregate of 614,000 five-year options which vested immediately as to 114,000 options and 125,000 options were scheduled to vest each year over the next 4 years. The options were exercisable at $2.50 per share for 114,000 options, $3.00 per share for 125,000 options, $3.50 per share for 125,000 options, $3.75 for 125,000 options and $4.00 for 125,000 options. These two employees left the Company in April 2015 and the remaining unvested options were cancelled. No stock based compensation was recorded during the six months ended December 31, 2016 and 2015 due to the cancellation of options in April 2015.

A summary of the status of the stock options granted to employees and others as of December 31, 2016 is as follows:

Number of Shares
Options outstanding at June 30, 2016	207,750
Changes:
Granted	-
Exercised	-
Forfeited	-
Cancelled	-
Options outstanding at December 31, 2016	207,750

Options exercisable at December 31, 2016	207,750

ENGAGE MOBILITY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

NOTE 8—STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

Stock warrants outstanding at December 31, 2016 were as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at June 30, 2016	525,000	0.53
Changes:
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Warrants outstanding at December 31, 2016	525,000	0.28

Warrants exercisable at December 31, 2016	525,000	0.28

Date Issued	Expiration Date	Exercise Price	Number of Warrants
July 2013	July 2016	$2.00	125,000
February 2014	February 2017	$1.50	200,000
February 2014	February 2017	$2.00	200,000

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

Management has evaluated all activity and concluded that no other subsequent events occurred as of April 3, 2017 that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed financial statements and notes thereto for the six months ended December 31, 2016, (ii) the financial statements and notes thereto for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2017 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Aside from certain information as of June 30, 2016 all amounts herein are unaudited. Unless the context otherwise indicates, references to “Engage Mobility,” “we,” “our,” “us” and the “Company” refer to Engage Mobility, Inc.

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

Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We believe the costs of investigating and analyzing business combinations for the next twelve (12) months and beyond such time will be paid with money to be loaned to or invested in us by related parties. During the next twelve (12) months we also anticipate incurring costs related to filing of the reports required under the Securities Exchange Act of 1934, as amended, and consummating an acquisition. We believe we will be able to meet these costs through funds to be loaned by or invested in us by related parties. However, our related parties have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees. During the year ended June 30, 2016, the Company received $96,663 in advances from Engage Telecom, a related party. As of December 31, 2016, the balance of the advances was $658,759.

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

Results of Operations

Comparison of the three months ended December 31, 2016 and 2015

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the three months ended December 31, 2016 and 2015, and have not generated any revenues for the three months ended December 31, 2016 and 2015.

Operating Expenses

During the three months ended December 31, 2016, we incurred general and administrative expenses of $1,200 and during the same period of 2015, we incurred general and administrative expenses of $18,721. These general and administrative expenses consist of professional fees and other miscellaneous items. The decrease in expenses in the 2016 period resulted primarily from our limited operating activities and reduction of our SEC filing expenditures.

Impairment loss from intangible assets

Impairment loss from intangible assets was $0 for the three months ended December 31, 2016, as compared to $18,462 for the three months ended December 31, 2015. The 2015 impairment loss from intangible assets resulted from the impairment of our finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets in connection with the cessation of our plan of operation as a mobile technology provider.

Net Loss

We had no operations and reported net loss of $1,200 for the three months ended December 31, 2016, compared to $37,183 for the three months ended December 31, 2015. The decrease in our net loss in the 2016 period resulted primarily from our limited operating activities and reduction of our SEC filing expenditures. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Comparison of the six months ended December 31, 2016 and 2015

Revenues

Since inception, our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. We have conducted minimal operations during the six months ended December 31, 2016 and 2015, and have not generated any revenues for the six months ended December 31, 2016 and 2015.

Operating Expenses

During the six months ended December 31, 2016, we incurred general and administrative expenses of $2,400 and during the same period of 2015, we incurred general and administrative expenses of $56,051. These general and administrative expenses consist of professional fees and other miscellaneous items. The decrease in expenses in the 2016 period resulted primarily from our limited operating activities and reduction of our SEC filing expenditures.

Impairment loss from intangible assets

Impairment loss from intangible assets was $0 for the six months ended December 31, 2016, as compared to $18,462 for the six months ended December 31, 2015. The 2015 impairment loss from intangible assets resulted from the impairment of our finite lived intangibles, comprised of patents, a mobile platform, and web and domain assets in connection with the cessation of our plan of operation as a mobile technology provider.

Net Loss

We had no operations and reported net loss of $2,400 for the six months ended December 31, 2016, compared to $74,513 for the six months ended December 31, 2015. The decrease in our net loss in the 2016 period resulted primarily from our limited operating activities and reduction of our SEC filing expenditures. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred significant losses since inception and will need to raise capital to further its operations.

Liquidity and Capital Resources

At December 31, 2016 and June 30, 2016, we had cash and cash equivalents of $0. We intend to rely upon loans from our related parties. During the year ended June 30, 2016, we received advances from Engage Telecom, one of our related parties, to fund our administrative expenses. However, our related parties are under no obligation to provide such funding. During the six month periods ended December 31, 2016 and 2015, the Company received $0, respectively, in advances from related parties. As of December 31, 2016, the balance of the advances was $658,759.

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

As discussed above, we incurred a net loss of $2,400 and $74,513, respectively, for the six months ended December 31, 2016 and 2015. Cash used in operating activities for both the six months ended December 31, 2016 and 2015 were $0. Cash used in investing activities for both the six months ended December 31, 2016 and 2015 were $0. Cash provided by financing activities for both the six months ended December 31, 2016 and 2015 were $0. As of December 31, 2016 and June 30, 2016, we had a stockholders’ deficiency of $699,468 and $697,068, respectively. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had an accumulated deficit of $6,682,535 and a working capital deficit of approximately $699,000 at December 31, 2016, and has incurred losses for all periods presented. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is now to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

+ In accordance with SEC Release 33-8238, Exhibit 32.1/32.2 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENGAGE MOBILITY, INC.

April 3, 2017	By :	/s/ Hua Zhang
Hua Zhang
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

